Form 10-K
period 2023-03-31
AETHLON MEDICAL INC
filed 2023-06-28
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2022 was approximately $13.2 million, computed by reference to the closing sale price of the common stock of $0.58 per share on the Nasdaq Capital Market on September 30, 2022. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 26, 2023 was 24,771,367.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended March 31, 2023.

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

ii

SUMMARY RISK FACTORS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Part I of this Annual Report and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making investment decisions regarding our securities.

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

Overview and Corporate History

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing products to treat cancer and life-threatening infectious diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading MedTech CRO offering global end-to-end development services, to oversee our clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA will manage our clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors. We anticipate that the initial clinical trials will begin in Australia.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects had to have an established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

Under Single Patient Emergency Use regulations, the Company has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We currently are experiencing a disruption in our Hemopurifier supply, as our existing supply of Hemopurifiers expired on September 30, 2022, and as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for galanthus nivalis agglutinin, or GNA, a component of our Hemopurifier, is delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change.

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on oncology trials in Australia.

We also obtained Ethics Review Board, or ERB, approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study. The relevant authorities in India have accepted the use of the Hemopurifiers made with the GNA from our new supplier.

In May 2023, we also received ERB approval from the Maulana Azad Medical College, or MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MMAC is affiliated with the University of Delhi and is operated by the Delhi government.

We also recently announced that we also have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from harvested organs. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the harvested organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable organs for transplant.

Previously, we were the majority owner of Exosome Sciences, Inc., or ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases, and thus consolidated ESI in our consolidated financial statements. For more than four years, the primary activities of ESI were limited to the payment of patent maintenance fees and applications. In September 2022, the Board of Directors of ESI and we, as the majority stockholder of ESI, approved the dissolution of ESI.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we plan to market and sell the Hemopurifier. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

In addition to the foregoing, we are monitoring closely the impact of inflation, recent bank failures and the war in Ukraine on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which inflation, recent bank failures and the war in Ukraine will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

We incorporated in Nevada on March 10, 1999. Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

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

In our current applications, our Hemopurifier can be used on the established infrastructure of continuous renal replacement therapy, or CRRT, and dialysis instruments located in hospitals and clinics worldwide. It could also potentially be developed as part of a proprietary closed system with its own pump and tubing set, negating the requirement for dialysis infrastructure. Incorporated within the Hemopurifier is a protein called a lectin, that aids in binding exosomes and viruses.

The Hemopurifier - Clinical Trials In Viral Infections

The initial development of the Hemopurifier was focused on viral infections. In non-clinical bench experiments using a laboratory version of the Hemopurifier, performed in Company labs as well as in multiple other outside labs, including the Centers for Disease Control, or CDC, the United States Army Medical Research Institute of Infectious Diseases, or USAMRIID, Battelle Memorial Research Institute and others, we have demonstrated that a miniature version of the Hemopurifier can bind and clear multiple different glycosylated viruses. These viruses include HIV, HCV, Dengue, West Nile, multiple strains of influenza, Ebola, Chikungunya, smallpox, monkeypox, multiple herpes viruses, a MERS-CoV related pseudovirus and others.

Initial clinical trials on the Hemopurifier were conducted overseas on dialysis patients with HCV, with a subsequent EFS conducted in the United States under an FDA approved IDE.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects had to have an established laboratory diagnosis of COVID-19, be admitted to an ICU, and have acute lung injury and/or severe or life threatening disease, among other criteria. Endpoints for this study, in addition to safety, include reduction in circulating virus, as well as clinical outcomes (NCT # 04595903). In June 2022, the Company completed the treatment protocol for its first patient in this study.

In September 2021, we entered into an agreement with a leading global CRO to oversee our U.S. clinical studies investigating the Hemopurifier for critically ill COVID-19 patients. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

Under Single Patient Emergency Use regulations, we have also treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above. We published a manuscript reviewing case studies covering those two Single Patient Emergency Use treatments entitled “Removal of COVID-19 Spike Protein, Whole Virus, Exosomes and Exosomal microRNAs by the Hemopurifier® Lectin-Affinity Cartridge in Critically Ill Patients with COVID-19 Infection.”

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

The second patient case study demonstrated in vivo removal of SARS-CoV-2 virus from the blood stream of an infected patient. This patient completed a six-hour Hemopurifier treatment without complications and subsequently was placed on continuous renal replacement therapy, or CRRT. The patient ultimately expired three hours after being placed on CRRT because of the advanced stage of the patient’s disease.

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

The Hemopurifier – Clinical Trials Conducted Overseas in Viral Infections

EBOLA Virus

In December of 2014, Time Magazine named the Hemopurifier a “Top 25 Invention” as the result of treating an Ebola-infected physician at Frankfurt University Hospital in Germany. The physician was comatose with multiple organ failure at the time of treatment with the Hemopurifier. At the American Society of Nephrology Annual Meeting, Dr. Helmut Geiger, Chief of Nephrology at Frankfurt University Hospital reported that the patient received a single 6.5 hour Hemopurifier treatment. Prior to treatment, viral load was measured at 400,000 copies/ml. Post-treatment viral load reported to be at 1,000 copies/ml. Dr. Geiger also reported that 242 million copies of Ebola virus were captured within the Hemopurifier during treatment. The patient ultimately made a full recovery. Based on this experience, the Company filed an Expanded Access protocol with the FDA to treat Ebola virus infected patients in up to ten centers in the United States and a corresponding protocol was approved by HealthCanada. These protocols remain open allowing Hemopurifier treatment to be offered to patients presenting for care in both countries. In 2018, we applied for and were granted a Breakthrough Designation by the FDA “… for the treatment of life-threatening viruses that are not addressed with approved therapies.”

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

The Hemopurifier in Cancer

Our primary focus in recent years has been on the evaluation of the Hemopurifier in cancer, where we have previously shown in non-clinical studies and in a COVID-19 emergency use patient that it is capable of clearing exosomes, which are subcellular particles that are secreted by both normal and malignant cells. Tumor derived exosomes, have been shown in multiple laboratories to be critical components in the progression of cancers. They can mediate resistance to chemotherapy, resistance to targeted agents such as trastuzumab (Herceptin), metastasis and resistance to the newer immuno-oncology agents, such as pembrolizumab (Keytruda). Based on these observations and data, in November 2019 the FDA granted us a second Breakthrough Designation “…for the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease.”

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

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. As the NCI completed its close out review of the contract, we recognized as revenue the $574,245 previously recorded as deferred revenue on our December 31, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the fiscal year ended March 31, 2023. We recorded $64,467of revenue related to this subaward in the fiscal year ended March 31, 2022.

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

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $2,745,000 and $2,341,000 in the fiscal years ended March 31, 2023 and 2022, respectively.

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

To protect our proprietary medical technologies, including the Hemopurifier product platform and other scientific discoveries, we have a portfolio of over 50 issued patents and pending applications worldwide. We currently have five issued U.S. patents and 32 issued patents in countries outside of the United States. In addition, we have thirteen patent applications pending worldwide related to our Hemopurifier product platform and other technologies. We are seeking additional patents on our scientific discoveries.

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

Patent law outside the United States is uncertain and in many countries, is currently undergoing review and revisions. The laws of some countries may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. Outside of the United States, we currently have pending patent applications or issued patents in Europe, India, Russia, Canada, Japan, Singapore and Hong Kong.

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

Patents

The following table lists our issued patents and patent applications, including their ownership status:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	10/2/29
8,288,172	Extracorporeal removal of microvesicular particles	10/16/12	Owned	3/30/29
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/24
10,022,483	Method for removal of viruses from blood by lectin affinity hemodialysis	7/17/18	Owned	1/20/24

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
16/415,713	Affinity capture of circulating biomarkers	5/17/19	Owned
17/301,666	Method for removal of viruses from blood by lectin affinity hemodialysis	4/09/21	Owned
16/459,220	Methods and compositions for quantifying exosomes	7/01/19	Owned
17/918,085	Devices and methods for treating a coronavirus infection and symptoms thereof	10/10/22	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
2353399	Method for removal of viruses from blood by lectin affinity hemodialysis (Russia)	4/27/09	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Belgium)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Ireland)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Italy)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Great Britain)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (France)	7/17/13	Owned	1/20/24
1624785	Method for removal of viruses from blood by lectin affinity hemodialysis (Germany)	7/17/13	Owned	1/20/24
2516403	Method for removal of viruses from blood by lectin affinity hemodialysis (Canada)	8/12/14	Owned	1/20/24
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31
2644855	Extracorporeal removal of microvesicular particles (Canada)	11/19/19	Owned	1/20/24
3061952	Extracorporeal removal of microvesicular particles (Canada)	7/19/22	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Germany)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Switzerland)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Spain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (France)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Great Britain)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Italy)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Netherlands)	4/24/19	Owned	1/20/24
1993600	Extracorporeal removal of microvesicular particles (Sweden)	4/24/19	Owned	1/20/24
1126138	Extracorporeal removal of microvesicular particles (Hong Kong)	6/19/20	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Switzerland)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Germany)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Denmark)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Spain)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (France)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Great Britain)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Ireland)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Netherlands)	4/21/21	Owned	1/20/24
3517151	Extracorporeal removal of microvesicular particles (Sweden)	4/21/21	Owned	1/20/24

Pending Foreign Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned
2021256402	Devices and methods for treating a coronavirus infection and symptoms thereof (Australia)	10/16/22	Owned
3178687	Devices and methods for treating a coronavirus infection and symptoms thereof (Canada)	9/29/22	Owned
21788894.0	Devices and methods for treating a coronavirus infection and symptoms thereof (Europe)	10/26/22	Owned
297109	Devices and methods for treating a coronavirus infection and symptoms thereof (Israel)	10/26/22	Owned
2023-505809	Devices and methods for treating a coronavirus infection and symptoms thereof (Japan)	10/12/22	Owned
11202253625T	Devices and methods for treating a coronavirus infection and symptoms thereof (Singapore)	9/29/22	Owned

Pending International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2022/077885	Devices and methods for treating a viral infection and symptoms thereof	10/11/22	Owned

Trademarks

APPLICATION NAME	FILING DATE	OWNED OR LICENSED
TAUSOME	7/24/2015	Owned
SANSAGITTA	7/8/2021	Owned
HEMOSAGITTA	1/13/2021	Owned

Trademarks

In addition to the Tausome, Sansagitta and Hemosagitta trademarks noted in the above table, we also have trademark registrations in the United States for Hemopurifier and Aethlon Medical, Inc., and obtained a trademark registration in India for Hemopurifier. We also have common law trademark rights in Aethlon ADAPT™ and ELLSA™.

Licensing and Assignment Agreements

On November 7, 2006, we executed an assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the "Extracorporeal removal of microvesicular particles" for which the U.S. Patent and Trademark Office granted a patent (Patent No.8,288,172) in the United States as of October 2012. The agreement provided for an upfront payment of 53 shares of unregistered common stock and a 2% royalty on any future net sales of all products or services, the sale of which would infringe in the absence of the assignment granted under this agreement. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents until their respective expirations. Under certain circumstances, ownership of the patents may revert to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, reduced and/or limited Medicare reimbursement to certain providers and imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. However, the 2020 federal spending package permanently eliminated, effective January 1, 2020, this ACA-mandated medical device tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2032. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” which contained provisions relating to prescription drugs. On September 9, 2021, in response to this executive order, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

Legislation could be adopted in the future that limits payments for our products from governmental payors. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products.

Coverage and Reimbursement

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our Hemopurifier or any other products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the United States or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. If approved for use in the United States, we expect that any products that we develop, including the Hemopurifier, will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon Hemopurifier technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. Many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy for coverage and reimbursement for medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Manufacturing

To date, manufacturing of our Hemopurifier occurs in collaboration with a contract manufacturer based in California under current Good Manufacturing Practice, or cGMP, regulations promulgated by the FDA. Our contract manufacturer is registered with the FDA. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

Our costs of compliance with federal, state and local environmental laws have been immaterial to date.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our Hemopurifiers were previously assembled by Aethlon personnel in a cGMP manufacturing facility provided by Life Science Outsourcing, Inc, or LSO. Currently, we are in the process of bringing our manufacturing operations in-house. Aethlon personnel assemble the various components of the Hemopurifier with materials from our various suppliers, which are purchased and released by Aethlon. Specifically, the Hemopurifier contains three critical components with limited available suppliers. The GNA lectin is sourced from Vector Laboratories Inc. and also is available from other suppliers. We currently are experiencing a disruption in our Hemopurifier supply, as our existing supply of Hemopurifiers expired on September 30, 2022, and as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for GNA is delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. Although there are other suppliers, the process of qualifying a new supplier takes time and regulatory approvals must be obtained. We currently purchase the diatomaceous earth from Janus Scientific, Inc., as the distributor; however, the product is manufactured by Imerys Minerals Ltd. There potentially are other suppliers of this product, but as with the cartridges, qualifying and obtaining required regulatory approvals takes time and resources.

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

Employees

As of June 26, 2023, we had 15 full-time employees and no part-time employees. All of our employees are located in the United States. We do intend to hire additional employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2023 and March 31, 2022 in the amounts of $574,245 and $294,165, respectively, primarily from our contract with the NIH, which ended in September 2022. Our revenues, from research grants, continue to be insufficient to cover our cost of operations. It is possible that we may not be able to enter into future government contracts. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology or any other product that we develop or from additional government contract or grant income we may obtain. We may not be able to successfully commercialize the Hemopurifier or any other products, and even if commercialization is successful, we may never be profitable.

We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

We will require significant additional financing for our operations and for expected additional future clinical trials in the United States, India and Australia, regulatory clearances, and continued research and development activities for the Hemopurifier and other future products. In addition, as we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. We may also choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital and to strengthen our financial position. Any sale of additional equity or convertible debt securities could result in dilution of the equity interests of our existing stockholders. Additionally, new investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors. If required financing is unavailable to us on reasonable terms, or at all, we may be unable to support our operations, including our research and development activities, which would have a material adverse effect on our ability to commercialize our products or continue our business.

Our ability to raise additional funds may be adversely impacted by our ability to remain listed on Nasdaq, the potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States, including due to bank failures, actual or perceived changes in interest rates and economic inflation, and worldwide resulting from macroeconomic factors. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Risks Related to Our Business Operations

Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, has and may continue to prevent or delay our ability to manufacture our Hemopurifier.

Most of the raw materials used in the process for manufacturing our Hemopurifier are available from more than one supplier. However, there are materials within the manufacturing and production process that come from single suppliers. We do not have written contracts with all of our single source suppliers, and at any time they could stop supplying our orders. FDA review of a new supplier is required if these materials become unavailable from our current suppliers. Currently, we are experiencing an interruption in the manufacturing of our Hemopurifier as we transition to a new supplier of galanthus nivalis agglutinin, or GNA, used in the manufacture of our Hemopurifier. We have not received the required FDA approval of our proposal to approve a new qualified supplier of the GNA and are working with the FDA to gain approval of this supplier. Although we have completed the manufacture of 112 Hemopurifiers, which have passed our quality control measures, we cannot ship the cartridges for domestic use until we have FDA approval of our new GNA supplier. FDA review of the new supplier could take several additional months to obtain.

In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with its manufacturing process, or any other problem with our materials, testing or components, would prevent or delay the release of our Hemopurifiers for use in our clinical trials. For example, in late 2020, we identified during our device quality review procedures prior to product release that one of our critical suppliers had produced a Hemopurifier component that was not produced to our specifications, although no affected Hemopurifiers were released into our inventory or to any clinical trial sites. Our current inventory of Hemopurifiers expired on September 30, 2022. Any further delay in achieving the required FDA approvals for our new supplier will limit our ability to meet any demand for the Hemopurifier in the United States and delay our clinical trials in the United States, which could have a material adverse impact on our business, results of operations and financial condition.

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

We compete with numerous U.S. and foreign companies in the medical device industry, and many of our competitors have greater financial, personnel, operational and research and development resources than we do. We believe that because the field of exosome research is burgeoning, multiple competitors are or will be developing competing technologies to address exosomes in cancer. Progress is constant in the treatment and prevention of viral diseases, so the opportunities for the Hemopurifier may be reduced there as well. Diagnostic technology may be developed that can supplant diagnostics we are developing for viruses and cancer. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are better tolerated;

•	are more adaptable to various modes of dosing;

•	are easier to administer; or

•	are less expensive than the products or product candidates we are developing.

Even if we are successful in developing the Hemopurifier and obtain FDA and other regulatory approvals necessary for commercialization, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed. Our competitors include fully integrated pharmaceutical companies and biotechnology companies as well as universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do. If our competitors develop more effective pharmaceutical treatments for infectious disease or cancer, or bring those treatments to market before we can commercialize the Hemopurifier for such uses, we may be unable to obtain any market traction for our products, or the diseases we seek to treat may be substantially addressed by competing treatments. If we are unable to successfully compete against larger companies in the pharmaceutical industry, we may never generate significant revenue or be profitable.

We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the United States.

To achieve the levels of production necessary to commercialize our Hemopurifier and any other future products, we will need to secure large-scale manufacturing agreements with contract manufacturers which comply with good manufacturing practice standards and other standards prescribed by various federal, state and local regulatory agencies in the United States and any other country of use. We have limited experience coordinating and overseeing the manufacture of medical device products on a large-scale. It is possible that manufacturing and control problems will arise as we attempt to commercialize our products and that manufacturing may not be completed in a timely manner or at a commercially reasonable cost. In addition, we may not be able to adequately finance the manufacture and distribution of our products on terms acceptable to us, if at all. If we cannot successfully oversee and finance the manufacture of our products if they obtain regulatory clearances, we may never generate revenue from product sales and we may never be profitable.

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

Our success depends to a critical extent on the continued services of our Chief Executive Officer, Charles J. Fisher, Jr., M.D., our Chief Financial Officer, James B. Frakes, our Chief Medical Officer, Steven LaRosa, M.D., our Chief Scientific Officer, Lee D. Arnold, Ph.D., and our Chief Business Officer, Guy Cipriani. If any of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If any of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long-term business objectives and growth.

Our inability to attract and retain qualified personnel could impede our ability to achieve our business objectives.

We have 15 full-time employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources. Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Competition for these individuals, especially in San Diego, California, where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We may not be able to engage the services of qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record. Also, if we are required to attract personnel from other parts of the U.S. or abroad, we may have significant difficulty doing so due to the high cost of living in the Southern California area and due to the costs incurred with transferring personnel to the area. If we cannot attract and retain qualified staff and executives, we will be unable to develop our products and achieve regulatory clearance, and our business could fail.

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

We may enter new business areas, such as the organ transplant market or diagnostics. We do not have any experience in these areas. We would likely face competition from entities more familiar with these businesses and our efforts may not succeed.

In the future, we may expand our operations into business areas, such as the organ transplant market which we currently are exploring, where we do not have any experience. These areas would be new to our product development and management personnel, and we may not be successful in these new areas. Even if we are successful in developing our Hemopurifier for the organ transplant market, we may not be able to compete effectively or generate significant revenues in this new area. Many companies of all sizes, including major pharmaceutical companies, specialized biotechnology companies, and traditional healthcare providers, are engaged in redesigning organ transplant care and diagnostic medicine. Competitors operating in these potential new business areas may have substantially greater financial and other resources, larger research and development staff, and more experience in these business areas. It is possible that, even if we are successful in these new areas, that the market will not accept our product, or that our product will generate significant revenues for us.

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

Our Hemopurifier product is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large-scale purchase and potential use will be made by the U.S. Government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the Centers for Disease Control and Prevention and the Department of Homeland Security. Our Hemopurifier has not received required regulatory approval from the FDA, or any foreign regulatory agencies, to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations in the United States and in foreign countries is costly, time consuming, uncertain and subject to unanticipated delays. Obtaining such regulatory approvals, if any, can take several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

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

Our business prospects depend on our ability to complete studies, clinical trials, including our ongoing and planned studies in COVID-19 patients and solid tumors in cancer, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidate. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

Any product for which we obtain clearance or approval, if any, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers may be required to comply with the FDA’s Quality System Regulation, or QSR. These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the United States, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

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

Our Hemopurifier product candidate may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our product candidates, including our Hemopurifier, do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or our products are designed inappropriately, we may be subject to lawsuits seeking significant compensatory and punitive damages. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have obtained general clinical trial liability insurance coverage. However, our insurance coverage may not be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition. Any liability for mandatory damages could exceed the amount of our coverage. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

We have not received, and may never receive, approval from the FDA to market a medical device in the United States.

Before a new medical device can be marketed in the United States, it must first receive a PMA or 510(k) clearance from the FDA, unless an exemption applies. A PMA submission, which is a higher standard than a 510(k) clearance, is used to demonstrate to the FDA that a new or modified device is safe and effective. The 510(k) is used to demonstrate that a device is “substantially equivalent” to a predicate device, that is, one that has been cleared by the FDA. We expect that any product we seek regulatory approval for, including the Hemopurifier, will require a PMA. The FDA approval process involves, among other things, successfully completing clinical trials and filing for and obtaining a PMA. The PMA process requires us to prove the safety and effectiveness of our products to the FDA’s satisfaction. This process, which includes preclinical studies and clinical trials, can take many years and requires the expenditure of substantial resources and may include post-marketing surveillance to establish the safety and efficacy of the product. Notwithstanding the effort and expense incurred, the process may never result in the FDA granting a PMA. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in governmental policies for medical devices during the period of product development. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much costlier and more uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. Any of our products considered to be a class III device, which are considered to pose the greatest risk and the approval of which is governed by the strictest guidelines, will require the submission and approval of a PMA in order for us to market it in the United States. We also may design new products in the future that could require the clearance of a 510(k).

Although we have received approval to proceed with clinical trials of the Hemopurifier in the United States under the investigational device exemption, the current approval from the FDA to proceed could be revoked, the study could be unsuccessful, or the FDA PMA approval may not be obtained or could be revoked. Even if we obtain approval, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, or failure to receive or maintain, clearance or approval for our future products could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some physicians from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

The approval requirements for medical products used to fight bioterrorism and pandemics are still evolving, and any products we develop for such uses may not meet these requirements.

We are advancing product candidates under governmental policies that regulate the development and commercialization of medical treatment countermeasures against bioterror and pandemic threats. While we intend to pursue FDA market clearance to treat infectious bioterror and pandemic threats, it is often not feasible to conduct human studies against these deadly high threat pathogens. For example, the Hemopurifier is an investigational device that has not yet received FDA approval for any indication. We continue to investigate the potential for the use of the Hemopurifier in viral diseases under an open IDE and our FDA Breakthrough Designation for “…the treatment of life-threatening glycosylated viruses that are not addressed with an approved therapy.” We currently have an open FDA approved Expanded Access Protocol for the treatment of Ebola infected patients in the United States and a corresponding HealthCanada approval in Canada. Based on our studies to date, the Hemopurifier can potentially clear many viruses that are pathogenic in humans, including HCV, HIV, Monkeypox and Ebola.

For example, in June 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. This study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects had to have an established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have had acute lung injury and/or severe or life threatening disease, among other criteria. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

As a result of the termination of our COVID-19 study due to lack of patients in the ICUs, we were unable to demonstrate the effectiveness of our treatment countermeasures through controlled human efficacy studies in this U.S. study. Additionally, a change in government policies could impair our ability to obtain regulatory approval for the Hemopurifier.

The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.

Any research and development, pre-clinical testing and clinical trial activities involving our Hemopurifier and any additional products that we may develop are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, the results of these trials may not support our product candidate claims and the FDA may not agree with our conclusions regarding the trial results. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and the later trials may not replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

We are subject to stringent and changing U.S. and foreign laws, rules, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, fines and penalties, a disruption of our clinical trials or commercialization of our products, private litigation, harm to our reputation, or other adverse effects on our business or prospects.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process” or “Processing”) personal information and other Sensitive Information (as defined below), including proprietary and confidential business data, trade secrets, and intellectual property that we collect in connection with clinical trials, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. Our data Processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, representations, certifications, standards, publications, frameworks, and contractual requirements and other obligations related to privacy, information security and Processing (collectively, “Data Protection Obligations”).

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, CCPA, applies to personal information of consumers, business representatives, and employees, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also provides for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, including Colorado, Connecticut, Utah and Virginia, have enacted data privacy laws and similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. While these states, like the CCPA, also exempt some data processing in the context of clinical trials, the enactment of such laws and others could have potentially conflicting requirements that would make compliance challenging and expose us to additional liability.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, or collectively GDPR, Australia’s Privacy Act, and India’s Information Technology Act and supplementary rules impose strict requirements for processing personal data. Companies that violate the GDPR can face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive restrictions on data processing and other corrective actions, and fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds streamline under the UK GDPR or 4% of their worldwide annual revenue, whichever is greater. GDPR litigation risk may increase as a result of a recent decision of the EU’s highest court finding that a consumer protection association may bring representative actions alleging violations of the GDPR even without a mandate to do so from any specific individuals and whether or not specific individuals’ data protection rights have been violated.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

We publish privacy policies and may publish marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations including, as relevant, clinical trials inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised we could experience adverse consequences resulting from such compromise, including but not limited to: regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and third parties upon which we rely may process proprietary, confidential and sensitive information, including personal data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties, or collectively, Sensitive Information. We may use and share Sensitive Information with service providers and subprocessors and other third parties upon whom we rely to help us operate our business. If we, our service providers, partners, or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity of our (or their) information technology, software, services, communications or data (any, a “Security Breach”), it may result in a material adverse impact on our business, results of operations and financial condition, including the diversion of funds to address the breach, and interruptions, delays, or outages in our operations and development programs.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to assist with our clinical trials, provide other products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a Security Breach or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a Security Breach or other interruption and disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Applicable Data Protection Obligations (as defined above) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. There can be no assurances that our security measures, or those of third parties upon whom we rely, will be effective in protecting against Security Breaches.

While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems (including our products), but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a Security Breach has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable Data Protection Obligations (as defined above) may require us to notify relevant stakeholders of Security Breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to a material adverse impact on our business, results of operations and financial condition. If we (or a third party upon whom we rely) experience a Security Breach or are perceived to have experienced a Security Breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing Sensitive Information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security Breaches or other interruptions and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

There can be no assurances that any limitations or exclusions of liability in our contracts would be adequate or would otherwise protect us from liabilities or damages if we fail to comply with Data Protection Obligations related to information security or Security Breaches.

We cannot be sure that our insurance coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other material adverse impact on our business, results of operations and financial condition arising out of our Processing operations, privacy and security practices, or Security Breaches that we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could have a material adverse impact on our business, results of operations and financial condition.

In addition to experiencing a Security Breach, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Should our products be approved for commercialization, lack of third-party coverage and reimbursement for our devices could delay or limit their adoption.

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the United States or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products, including the Hemopurifier, on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. These assessments are outside our control and any such evaluations may not be conducted or have a favorable outcome.

If approved for use in the United States, we expect that any products that we develop, including the Hemopurifier, will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Aethlon Hemopurifier technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. For some governmental programs, such as Medicaid, coverage and adequate reimbursement differ from state to state and some state Medicaid programs may not pay adequate amounts for the procedure necessary to utilize products utilizing our technology system, or any payment at all. Moreover, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy requirement for coverage and reimbursement for medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors for any products that we develop.

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

For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by two percent through fiscal year 2032These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” which contained provisions relating to prescription drugs. On September 9, 2021, in response to this executive order, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. If we achieve profitability and an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.

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

We currently carry a limited amount of insurance to protect us from bodily injury or property damages arising from hazardous materials. Our product liability policy has a $5,000,000 limit of liability. For our facilities, our property policy provides $25,000 in coverage for contaminant clean-up or removal and $100,000 in coverage for damages to the premises resulting from contamination. Should we violate any regulations concerning the handling or use of hazardous materials, or should any injuries or death result from our use or handling of hazardous materials, we could be the subject of substantial lawsuits by governmental agencies or individuals. We may not have adequate insurance to cover all or any of such claims, if any. If we were responsible to pay significant damages for violations or injuries, if any, we might be forced to cease operations since such payments could deplete our available resources.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have five issued U.S. patents and four pending U.S. patent applications. We also have 32 issued foreign patents and have applied for nine additional foreign and international patents. Our issued patents begin to expire in 2024, with the last of these patents expiring in 2036, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

While we have previously had U.S. government contracts, we may not be successful in obtaining additional government grants or contracts. The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, although we have obtained government contracts in the past, we may not be awarded any additional U.S. Government grants or contracts utilizing our Hemopurifier platform technology.

U.S. Government agencies have special contracting requirements, including a right to audit us, which create additional risks; a negative audit would be detrimental to us.

Our business plan to utilize the Aethlon Hemopurifier technology may seek to involve contracts with the U.S. Government. Many government contracts, typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which would subject us to additional risks should we obtain contracts with the U.S. Government in the future. These risks include the ability of the U.S. Government to unilaterally:

•	suspend or prevent us for a period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

As a former and potential future U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and would be subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we would possibly be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although we have not had any government audits and reviews to date, future audits and reviews could cause adverse effects. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, would possibly not be reimbursable or allowed under such contracts. Further, as a former and potential future U.S. Government contractor, we would be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities.

As a potential future U.S. Government contractor, we would be subject to a number of procurement rules and regulations.

Government contractors must comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, would impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment, including the Department of Defense’s initiative focused on efficiencies, affordability and cost growth and other changes to its procurement practices. If and to the extent such changes occur, they could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of any government contract we may obtain as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Risks Relating to Our Common Stock and Our Corporate Governance

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share (subject to a 180-day grace period, as discussed below), and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On October 25, 2022, we received a notice, or Notice, from The Nasdaq Stock Market, or Nasdaq, that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 days to regain compliance with the Minimum Bid Price Requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. We subsequently requested an extension of time to regain compliance with the Nasdaq Listing Rule 5550(a)(2) and submitted to Nasdaq a plan to regain compliance. On April 25, 2023, Nasdaq informed us that the request for extension was granted. As a result of the extension, we have until October 23, 2023 to provide evidence that we have regained compliance with Nasdaq Listing Rule 5550(a)(2), by trading at or above $1.00 per share for ten consecutive trading dates prior to that date.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. During the 52-week period ended March 31, 2023, the high and low closing sale prices for a share of our common stock were $1.99 and $0.25, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common stock often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of cash and revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; announcements regarding our clinical trials and the development and manufacture of our Hemopurifier; acceptance of our proprietary technology as a viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Our issuance of additional shares of common stock or convertible securities, could be dilutive.

We are entitled under our articles of incorporation to issue up to 60,000,000 shares of common stock. As of March 31, 2023, we have reserved for issuance 2,045,006 of those shares of common stock for outstanding restricted stock units, stock options and warrants, excluding an aggregate of 348,837 issuances of restricted stock units to our independent directors under our 2020 Equity Incentive Plan made subsequent to March 31, 2023. As of March 31, 2023, we had issued and outstanding 22,992,466 shares of common stock. As a result, as of March 31, 2023 we had 34,962,528 shares of common stock available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

On March 24, 2022, we entered into an At the Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement. Through March 31, 2023, we sold an aggregate of 7,480,836 shares under the 2022 ATM Agreement for net proceeds of $8,927,211.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $13,772. The current monthly base rent under the manufacturing component of the lease is $12,080.

During the fiscal year ended March 31, 2023, we recorded a $625,471 right-of-use lease asset and associated lease liability related to the manufacturing space component of the lease based on the present value of lease payments over the expected lease term of 55 months, discounted using our estimated incremental borrowing rate of 4.25%.

The office, lab and manufacturing leases are coterminous with a remaining term of 48 months. The weighted average discount rate is 4.25%.

As of our March 31, 2023 balance sheet, we have a right-of-use lease asset of $1,151,909.

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next four fiscal years. All of our leases conterminously expire during the fiscal year ending March 31, 2027.

Fiscal Year Ended March 31,
2024	$314,493
2025	323,812
2026	333,462
2027	343,351
Total minimum lease payments	1,315,118
Less amount representing imputed interest	(106,090)
Present value of minimum lease payments	$1,209,028

Mobile Clean Room

In addition, we rented a mobile clean room on a short term, month-to-month basis, where we housed our manufacturing operations until our permanent manufacturing space was completed. The mobile clean room was located on leased land near our office and lab and we paid $2,000 per month for the right to locate it there. We paid approximately $168,171 in total rent expense to lease the mobile clean room located on this space during the fiscal year ended March 31, 2023. The arrangement was terminated in September 2022 and the mobile clean room was returned to the vendor that leased it to us.

Overall, our rent expense, which is included in general and administrative expenses, approximated $519,000 and $401,000 for the fiscal years ended March 31, 2023 and 2022, respectively.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders of Record

There were approximately 68 record holders of our common stock at June 26, 2023. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

Overview

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

We are a medical therapeutic company focused on developing products to treat cancer and life-threatening infectious diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The FDA has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading MedTech CRO offering global end-to-end development services, to oversee our clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA will manage our clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors. We anticipate that the initial clinical trials will begin in Australia.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects had to have an established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

Under Single Patient Emergency Use regulations, the Company has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We currently are experiencing a disruption in our Hemopurifier supply, as our existing supply of Hemopurifiers expired on September 30, 2022, and as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for galanthus nivalis agglutinin, or GNA, a component of our Hemopurifier, is delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change.

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on oncology trials in Australia.

We also obtained ERB approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study. The relevant authorities in India have accepted the use of the Hemopurifiers made with the GNA from our new supplier.

In May 2023, we also received ERB approval from the Maulana Azad Medical College, or MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MMAC is affiliated with the University of Delhi and is operated by the Delhi government.

We also recently announced that we also have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from harvested organs. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the harvested organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable organs for transplant.

Previously we were the majority owner of ESI a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases, and thus consolidated ESI in our consolidated financial statements. For more than four years, the primary activities of ESI were limited to the payment of patent maintenance fees and applications. In September 2022, the Board of Directors of ESI and we, as the majority stockholder of ESI, approved the dissolution of ESI.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we plan to market and sell the Hemopurifier. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

In addition to the foregoing, we are monitoring closely the impact of inflation, recent bank failures, and the war in Ukraine on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which inflation, recent bank failures and the war in Ukraine will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

Fiscal Years Ended March 31, 2023 and 2022

Results of Operations

Government Contract Revenues

We recorded government contract revenue in the fiscal years ended March 31, 2023 and 2022. This revenue resulted from work performed under our government contracts with the NIH and our subaward with the University of Pittsburgh as follows:

	Fiscal Year Ended 3/31/23	Fiscal Year Ended 3/31/22	Change in Dollars
Phase 2 Melanoma Cancer Contract	$574,245	$229,698	$344,547
Subaward with University of Pittsburgh	–	64,467	(64,467)
Total Government Contract and Grant Revenue	$574,245	$294,165	$280,080

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

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. As the NCI completed its close out review of the contract, we recognized as revenue the $574,245 previously recorded as deferred revenue on our December 31, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the fiscal year ended March 31, 2023. We recorded $64,467 of revenue related to this subaward in the fiscal year ended March 31, 2022.

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

Operating Costs and Expenses

Consolidated operating expenses were $12,472,883 for the fiscal year ended March 31, 2023, compared to $10,715,050 for the fiscal year ended March 31, 2022, an increase of $1,757,833. The $1,757,833 increase in the fiscal year ended March 31, 2023 was due to increases in general and administrative expense of $1,026,081 and professional fees of $914,002, which were partially offset by a decrease in payroll and related expenses of $182,250.

The $1,026,081 increase in the fiscal year ended March 31, 2023 in our general and administrative expense was due to an increase in manufacturing and research and development supplies of $411,211 related to the manufacture of the Hemopurifier device and various research and development activities. Other increases included, $146,962 in subcontract expense related to revenue recognized from contracts and grants with the NIH, $154,608 associated with the close out of the US COVID-19 clinical trial, $103,602 associated with our Australian subsidiary and launch of our oncology clinical trial in Australia, $117,772 in rent expense related to the addition of the manufacturing suite in fiscal year 2023 and a full year of rent for our office and laboratory space, $117,207 in depreciation and amortization expense associated with leasehold improvements to our manufacturing space and $93,510 in D&O and medical insurance. We also had an increase in our utility expense of $31,924, largely as the result of our increased space under lease. These increases were offset by decreases in outside services of $65,377, laboratory fees of $61,258 and decreases in office supplies and equipment of $32,154.

The $914,002 increase in the fiscal year ended March 31, 2023 in our professional fees was primarily due to increases of $290,762 in legal expenses, $334,828 in contract labor associated with product development and scientific analytical services, $176,443 in regulatory consulting, $39,999 in investor relations, $73,066 in recruiting expense and $16,250 in director fees, which were partially offset by a decrease in accounting fees of $16,601.

As a result of the above factors, our net loss before noncontrolling interests increased to $12,029,786 for the fiscal year ended March 31, 2023, from $10,420,885 for the fiscal year ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had a cash balance of $14,532,943 and working capital of $13,585,477. This compares to a cash balance of $17,072,419 and working capital of $16,332,958 at March 31, 2022. We expect our existing cash as of March 31, 2023 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of this Annual Report.

The primary sources of our cash from financing activities during the fiscal years ended March 31, 2023 and 2022 were sales of our common stock, as follows:

Financings During the fiscal year ended March 31, 2023:

During the fiscal year ended March 31, 2023, we raised capital only through our At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright.

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into the 2022 ATM Agreement with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock having an aggregate offering price of up to $15,000,000, or the 2022 ATM Shares.

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

In the fiscal year ended March 31, 2023, we raised net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of 7,480,836 shares of our common stock at an average price of $1.19 per share under the 2022 ATM Agreement.

Financings During the fiscal year ended March 31, 2022:

During the fiscal year ended March 31, 2022, we raised capital through our 2021 ATM Agreement (as defined below) with Wainwright and in a registered direct financing through Maxim Group LLC.

2021 ATM Agreement

On March 22, 2021, we entered into an At the Market Offering Agreement, or the 2021 ATM Agreement, with Wainwright, as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time as set forth in the 2021 ATM Agreement.

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

In the fiscal year ended March 31, 2022, we raised aggregate net proceeds under the 2021 ATM Agreement described above of $4,947,785, net of $126,922 in commissions to Wainwright and $2,154 in other offering expense, through the sale of 626,000 shares of our common stock at an average price of $7.90 per share of net proceeds. No further sales may be made under the 2021 ATM Agreement.

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

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense for the preparation for our planned oncology trial in Australia was $103,602 in the fiscal year ended March 31, 2023. We expect our clinical trial expenses to continue to increase for the foreseeable future. Those increases in clinical trial expenses include the cost of manufacturing additional Hemopurifiers for the planned clinical trials.

In addition, we have entered into leases for our new headquarters, laboratory and manufacturing facilities. As noted above in the results of operations, our rent expense increased by $117,772 in the fiscal year ended March 31, 2023. We expect our rent expense to continue to increase for the foreseeable future.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, global events, political changes, bank failures, actual or perceived changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States, including due to bank failures, actual or perceived changes in interest rates and economic inflation, and worldwide resulting from macroeconomic factors. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and we may never be profitable or generate positive cash flow from operating activities.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	For the year ended
	March 31, 2023	March 31, 2022
Cash (used in) provided by:
Operating activities	$(10,505)	$(9,767)
Investing activities	(943)	(349)
Financing activities	8,915	17,368
Net (decrease) increase in cash	$(2,533)	$7,252

Net Cash Used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $10,505,000 in fiscal 2023, compared to net cash used in operating activities of approximately $9,767,000 in fiscal 2022, an increase of approximately $738,000. The primary factors in this $738,000 increase in cash used in operations in fiscal 2023 was a $1,613,695 increase in our net loss.

Net Cash Used in Investing Activities

During the fiscal years ended March 31, 2023 and 2022, we purchased approximately $943,000 and $349,000 of equipment, respectively.

Net Cash from Financing Activities

Net cash generated from financing activities decreased from approximately $17,368,000 in the fiscal year ended March 31, 2022 to approximately $8,915,000 in the fiscal year ended March 31, 2023.

In the fiscal year ended March 31, 2023, we raised approximately $8,927,000 from the issuance of common stock, which was partially offset by the use of approximately $12,000 to pay for the tax withholding on the issuance of restricted stock units, or RSUs. In the fiscal year ended March 31, 2022, we raised approximately $17,456,000 from the issuance of common stock, which was partially offset by the use of approximately $88,000 to pay for the tax withholding on the issuance of RSUs.

Critical Accounting Policies and Significant Judgments and Estimates

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

Revenue Recognition

Our revenues consist entirely of amounts earned under contracts and grants with the NIH. During the fiscal years ended March 31, 2023 and 2022, we recognized revenues totaling $574,245 and $294,165, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or the Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

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

Instruments classified as derivative liabilities are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other expense (income). We had no derivative instruments at March 31, 2023 or March 31, 2022.

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

Convertible Notes Payable

There were no convertible notes outstanding as of March 31, 2023 or 2022.

RSU Grants to Non-Employee Directors

The Company maintains the Director Compensation Policy which provides for cash and equity compensation for persons serving as non-employee directors of the Company. Under this policy, each new director receives either stock options or a grant of RSUs upon appointment/election, as well as either an annual grant of stock options or of RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

The Compensation Committee of the Board of Directors of the Company, or Compensation Committee, approved, effective as of April 1, 2022, pursuant to the terms of the Company’s Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual RSUs to each of the two non-employee directors of the Company then serving on the Board of Directors of the Company, or Board, and the grant of an RSU for the then newly appointed director. The RSU grants were made subject to stockholder approval of an increase of 1,800,000 shares of common stock authorized for issuance under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2022 annual meeting of stockholders. The increase was approved at the Company’s 2022 annual meeting of stockholders held in September 2022. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.46 per share as of April 1, 2022. The two then-current eligible directors each was granted a contingent RSU in the amount of 34,247 shares under the 2020 Plan and the then newly appointed director received a contingent RSU grant for 51,370 shares under the 2020 Plan. The RSUs were subject to vesting in three installments, 50% on September 30, 2022, and 25% on each of December 31, 2022, and March 31, 2023, subject to the recipient's continued service with the Company on each such vesting date.

There were no vested RSUs outstanding as of March 31, 2023.

Recent Events

Sales Under 2022 ATM Agreement

Subsequent to March 31, 2023, we raised net proceeds of $1,086,119, net of $27,999 in commissions to Wainwright and $5,846 in other offering expense, through the sale of 1,778,901 shares of our common stock at an average price of $0.61 per share under the 2022 ATM Agreement.

RSU Grants

In April 2023, the Compensation Committee approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $0.43 per share for the April 2023 RSU grants. As a result, in April 2023 the three eligible directors each was granted an RSU in the amount of 116,279 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who are our principal executive officer and principal financial officer, respectively), to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2023.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report and incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act. If our Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in the sections titled “Information About our Board of Directors and Executive Officers,” “Information About our Board of Directors and Executive Officers – Code of Ethics,” “Information About our Board of Directors and Executive Officers – Information Regarding Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Information About our Board of Directors and Executive Officers – Information Regarding Committees of the Board of Directors – Audit Committee and Audit Committee Financial Expert,” “Information About our Board of Directors and Executive Officers – Information Regarding Committees of the Board of Directors – Compensation Committee” and “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits required by Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Description of Aethlon Medical, Inc.’s Securities.	10-K	001-37487	4.16	June 25, 2020

10.1++	Aethlon Medical, Inc. Amended and Restated Non-Employee Director Compensation Policy, as Modified on February 10, 2022.	10-Q	001-37487	10.2	February 14, 2022

10.2++	Employment Agreement, by and between Aethlon Medical, Inc. and James Frakes, dated December 12, 2018.	10-Q	001-37487	10.3	February 11, 2019

10.3++	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-37487	10.4	February 11, 2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.4++	Form of Option Grant Agreement for Officers and Directors.	10-Q	001-37487	10.5	February 11, 2019

10.5++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors.	10-Q	001-37487	10.6	February 11, 2019

10.6++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives.	10-Q	001-37487	10.7	February 11, 2019

10.7	SBIR Phase II Award Contract, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute, dated September 12, 2019.	10-Q	001-37487	10.2	November 1, 2019

10.8	Amendment to SBIR Phase II Award Contract, by and among Aethlon Medical, Inc., the National Institutes of Health and the National Cancer Institute, dated October 28, 2020.	10-K	001-37487	10.8	June 28, 2022

10.9	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	001-37487	10.27	November 15, 2019

10.10++	Aethlon Medical, Inc. 2020 Equity Incentive Plan, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	99.1	September 19, 2022

10.11++	Employment Agreement between the Company and Dr. Fisher, dated October 30, 2020.	8-K	001-37487	10.2	November 3, 2020

10.12	Lease, by and between the Company and San Diego Inspire 1, LLC. and San Diego Inspire 2, LLC, effective December 7, 2020.	10-Q	001-37487	10.3	February 10, 2021

10.13++	Executive Employment Agreement between the Company and Guy Cipriani, dated January 1, 2021.	10-Q	001-37487	10.5	February 10, 2021

10.14++	Executive Employment Agreement between the Company and Steven P. LaRosa, MD, dated January 4, 2021.	10-Q	001-37487	10.6	February 10, 2021

10.15++	Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated February 1, 2023.	10-Q	001-37487	10.1	February 13, 2023

10.16	Lease between Aethlon Medical, Inc. and San Diego Inspire 5, LLC, effective October 27, 2021.	10-Q	001-37487	10.1	November 9, 2021

10.17	At the Market Offering Agreement, dated March 24, 2022, by and between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-37487	1.1	March 24, 2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.18++	Amendment No. 1 to Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated May 1, 2023.	X

21.1	List of Subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page)	X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.	X

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)	X

__________________

++	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2023.

By:	/s/ CHARLES J. FISHER
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

Signature	Title	Date

/s/ CHARLES J. FISHER	Chief Executive Officer, Principal Executive Officer and Director	June 28, 2023
Charles J. Fisher, Jr., M.D.

/s/ JAMES B. FRAKES	Chief Financial Officer and Principal Financial and Accounting Officer	June 28, 2023
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Chairman and Director	June 28, 2023
Edward G. Broenniman

/s/ CHETAN S. SHAH	Director	June 28, 2023
Chetan S. Shah, M.D.

/s/ ANGELA ROSSETTI	Director	June 28, 2023
Angela Rossetti

/s/ GUY CIPRIANI	Senior Vice President, Chief Business Officer and Director	June 28, 2023
Guy Cipriani

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aethlon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and its subsidiary (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

June 28, 2023

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,532,943	$17,072,419
Accounts receivable	–	127,965
Prepaid expenses and other current assets	557,623	956,623

TOTAL CURRENT ASSETS	15,090,566	18,157,007

Property and equipment, net	1,144,004	441,238
Right-of-use lease asset	1,151,909	696,698
Patents, net	1,650	2,200
Restricted cash	87,506	87,506
Deposits	33,305	33,305

TOTAL ASSETS	$17,508,940	$19,417,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$432,890	$499,962
Due to related parties	214,221	155,742
Deferred revenue	–	344,547
Lease liability, current portion	269,386	126,905
Other current liabilities	588,592	696,893

TOTAL CURRENT LIABILITIES	1,505,089	1,824,049

Lease liability, less current portion	939,642	602,505

TOTAL LIABILITIES	2,444,731	2,426,554

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 60,000,000 and 30,000,000 shares authorized at March 31, 2023 and 2022, respectively; 22,992,466 and 15,419,163 shares issued and outstanding at March 31, 2023 and 2022, respectively	22,994	15,421
Additional paid-in capital	157,405,911	147,446,868
Accumulated other comprehensive loss	(6,141)	–
Accumulated deficit	(142,358,555)	(130,329,181)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	15,064,209	17,133,108

NONCONTROLLING INTERESTS	–	(141,708)

TOTAL STOCKHOLDERS’ EQUITY	15,064,209	16,991,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,508,940	$19,417,954

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended March 31,
	2023	2022
REVENUES:
Government contract and grant revenue	$574,245	$294,165
Total revenues	574,245	294,165

OPERATING COSTS AND EXPENSES
Professional fees	3,548,028	2,634,026
Payroll and related expenses	4,443,552	4,625,802
General and administrative	4,481,303	3,455,222
Total operating expenses	12,472,883	10,715,050

OPERATING LOSS	(11,898,638)	(10,420,885)

OTHER EXPENSE (INCOME)
Loss on dissolution of subsidiary	142,121	–
Interest income	(10,973)	–
Other expense (income)	131,148	–

NET LOSS BEFORE NONCONTROLLING INTERESTS	(12,029,786)	(10,420,885)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	–	(4,794)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(12,029,786)	(10,416,091)

OTHER COMPREHENSIVE LOSS	(6,141)	–

COMPREHENSIVE LOSS	$(12,035,927)	$(10,416,091)

Basic and diluted net loss per share attributable to common stockholders	$(0.59)	$(0.71)

Weighted average number of common shares outstanding - basic and diluted	20,537,434	14,756,967

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

`	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE - MARCH 31, 2021	12,150,597	$12,152	$129,331,542	$(119,913,090)	$–	$(136,914)	$9,293,690

Issuances of common stock for cash under at the market program	626,000	626	4,947,159	–	–	–	4,947,785

Issuances of common stock for cash in registered direct financing	1,380,555	1,381	11,657,663	–	–	–	11,659,044

Issuances of common stock for cash under warrant exercises	531,167	531	820,407	–	–	–	820,938

Issuances of common stock for cash under stock option exercises	11,562	11	28,314	–	–	–	28,325

Issuances of common stock under cashless warrant exercises	675,554	676	(676)	–	–	–	–

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	43,728	44	(88,162)	–	–	–	(88,118)

Stock-based compensation expense	–	–	750,621	–	–	–	750,621

Net loss	–	–	–	(10,416,091)	–	(4,794)	(10,420,885)

BALANCE - MARCH 31, 2022	15,419,163	$15,421	$147,446,868	$(130,329,181)	$–	$(141,708)	$16,991,400

Issuances of common stock for cash under at the market program	7,480,836	7,481	8,919,730	–	–	–	8,927,211

Issuance of common shares upon vesting of restricted stock units	92,467	92	(12,585)	–	–	–	(12,493)

Loss on dissolution of subsidiary	–	–	–	–	–	142,121	142,121

Stock-based compensation expense	–	–	1,051,898	–	–	–	1,051,898

Net loss	–	–	–	(12,029,373)	–	(413)	(12,029,786)

Other comprehensive loss	–	–	–	–	(6,141)	–	(6,141)

BALANCE - MARCH 31, 2023	22,992,466	$22,994	$157,405,911	$(142,358,554)	$(6,141)	$–	$15,064,209

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Years Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,029,786)	$(10,420,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240,892	123,685
Stock based compensation	1,051,898	750,621
Loss of dissolution of subsidiary	142,121	–
Accretion of right-of-use lease asset	24,408	30,532

Changes in operating assets and liabilities:
Accounts receivable	127,965	21,117
Prepaid expenses and other current assets	398,169	(636,688)
Accounts payable and other current liabilities	(174,727)	97,541
Deferred revenue	(344,547)	229,698
Due to related parties	58,479	37,222
Net cash used in operating activities	(10,505,128)	(9,767,157)

Cash flows from investing activities:
Purchases of property and equipment	(943,109)	(349,193)
Net cash used in investing activities	(943,109)	(349,193)

Cash flows from financing activities:
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(12,493)	(88,118)
Net proceeds from the issuance of common stock and exercise of warrants	8,927,211	17,456,092
Net cash provided by financing activities	8,914,718	17,367,974

Effect of Exchange Rate on Changes on Cash	(5,957)	–

Net (decrease) increase in cash and restricted cash	(2,533,519)	7,251,624

Cash and restricted cash at beginning of year	17,159,925	9,908,301

Cash and restricted cash at end of year	$14,620,449	$17,159,925

Supplemental information of non-cash investing and financing activities:
Issuances of common stock under cashless warrant exercises	$–	$676
Initial recognition of right-of-use lease asset and lease liability	$625,471	$744,430
Issuance of shares under vested restricted stock units, net stock option exercises and unvested share issuance for services	$92	$44

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$14,532,943	$17,072,419
Restricted cash	87,506	87,506
Cash and restricted cash	$14,620,449	$17,159,925

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing products to treat cancer and life-threatening infectious diseases. The Aethlon Hemopurifier is a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections. In cancer, the Hemopurifier is designed to deplete the presence of circulating tumor-derived exosomes that promote immune suppression, seed the spread of metastasis and inhibit the benefit of leading cancer therapies. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading MedTech CRO offering global end-to-end development services, to oversee our clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA will manage our clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors. We anticipate that the initial clinical trials will begin in Australia.

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

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects had to have an established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

Under Single Patient Emergency Use regulations, the Company has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We currently are experiencing a disruption in our Hemopurifier supply, as our existing supply of Hemopurifiers expired on September 30, 2022 and, as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for galanthus nivalis agglutinin, or GNA, a component of our Hemopurifier, is delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change.

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on oncology trials in Australia. There were only insignificant expenses in that subsidiary in the three months ended December 31, 2022.

We also obtained Ethics Review Board, or ERB, approval and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study. The relevant authorities in India have accepted the use of the Hemopurifiers made with the GNA from our new supplier.

In May 2023, we also received ERB approval from the Maulana Azad Medical College, or MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MMAC is affiliated with the University of Delhi and is operated by the Delhi government.

We also recently announced that we also have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from harvested organs. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the harvested organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable organs for transplant.

Previously, we were the majority owner of Exosome Sciences, Inc., or ESI, a company formed to focus on the discovery of exosomal biomarkers to diagnose and monitor life-threatening diseases, and thus consolidated ESI in our consolidated financial statements. For more than four years, the primary activities of ESI were limited to the payment of patent maintenance fees and applications. In September 2022, the Board of Directors of ESI and we, as the majority stockholder of ESI, approved the dissolution of ESI.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we plan to market and sell the Hemopurifier. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued more recently will help protect the proprietary nature of the Hemopurifier treatment technology.

In addition to the foregoing, we are monitoring closely the impact of inflation, recent bank failures and the war in Ukraine on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which inflation, recent bank failures and the war in Ukraine will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of March 31, 2023 and funds raised subsequent to that date to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd, as well as its previously majority-owned subsidiary, ESI, which dissolved in September 2022. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial statements as of and for the fiscal years ended March 31, 2023 and 2022, and the consolidated statement of cash flows for the fiscal years ended March 31, 2023 and 2022. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses.

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

CASH AND CASH EQUIVALENTS

Accounting standards define “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents are carried at fair value.

As of March 31, 2023, our cash and cash equivalents were comprised of the following instruments:

Cash in US bank checking account	$575,766
Cash equivalents held in US Treasury bills	13,910,973
Cash in Australian bank checking account	46,204
Total cash and cash equivalents	$14,532,943

As of March 31, 2022, we had no assets that were classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one US financial institution in a checking account. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2023 cash balances were approximately $574,572 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash in that checking account.

At March 31, 2023, we maintained cash equivalents of approximately $13.9 million in US Treasury bills with maturities of less than three months. We do not believe that the Company is exposed to any significant risk with respect to its cash equivalents since they represent US government risk.

Cash is maintained at one Australian financial institution in checking accounts. Accounts at this institution are secured by the Financial Claims Scheme for up to Australian $250,000. Our March 31, 2023 Australian cash balance was below that threshold.

All of our revenue in the fiscal years ended March 31, 2023 and 2022 related to our government contracts. We did not have any accounts receivable at March 31, 2023.

RESTRICTED CASH

To comply with the terms of our laboratory, office, and manufacturing space leases, we caused our bank to issue two standby letters of credit, or the L/Cs, in the amount of $87,506 in favor of the landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in restricted certificates of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2023 and 2022.

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

As of March 31, 2023 and 2022, a total of 2,045,006 and 2,243,838 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, or RSUs, and warrants were excluded as their inclusion would be antidilutive.

DEFERRED FINANCING COSTS

Costs related to the issuance of debt are capitalized as a deduction to our convertible notes based on the accounting standard on imputation of interest, and amortized to interest expense over the life of the related debt using the effective interest method. There was no amortization related to our deferred financing costs in the fiscal years ended March 31, 2023 and 2022.

REVENUE RECOGNITION

Our revenues consist entirely of amounts earned under contracts and grants with the National Institutes of Health, or NIH. During the fiscal years ended March 31, 2023 and 2022, we recognized revenues totaling $574,245 and $294,165, respectively, under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

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

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. As the NCI completed its close out review of the contract, we recognized as revenue the $574,245 previously recorded as deferred revenue on our December 31, 2022 balance sheet.

Subaward with University of Pittsburgh

In December 2020, we entered into a cost reimbursable subaward arrangement with the University of Pittsburgh in connection with an NIH contract entitled “Depleting Exosomes to Improve Responses to Immune Therapy in HNNCC.” Our share of the award was $256,750. We did not record revenue related to this subaward in the fiscal year ended March 31, 2023. We recorded $64,467 of revenue related to this subaward in the fiscal year ended March 31, 2022.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2023 and 2022:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022
Vesting of Stock Options and Restricted Stock Units	$1,051,898	$750,621
Total Stock-Based Compensation Expense	$1,051,898	$750,621

Weighted average number of common shares outstanding – basic and diluted	20,537,434	14,756,967

Basic and diluted loss per common share	$(0.59)	$(0.71)

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

We recognize share-based compensation expense related to stock options and stock appreciation rights granted to employees, directors and consultants based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the binomial lattice option-pricing model. The grant date fair value of the share-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, we determine the fair value of awards as of the grant date using a Monte Carlo simulation model.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2023 was insignificant.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $2,745,000 and $2,341,000 of research and development expenses for the years ended March 31, 2023 and 2022, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

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

On April 1, 2019, the Company adopted ASC Topic 842, “Leases,” utilizing the alternative transition method allowed for under this guidance. As a result, the Company recorded lease liabilities and right-of-use lease assets on its balance sheet.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

•	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

°	The Company need not reassess whether any expired or existing contracts are or contain leases.

°	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).

°	The Company need not reassess initial direct costs for any existing leases.

•	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2023	March 31, 2022
Furniture and office equipment, at cost	$989,987	$813,412
Leasehold improvements	888,224	121,690
Accumulated depreciation	(734,207)	(493,864)
Furniture and office equipment, net	$1,144,004	$441,238

Depreciation expense for the fiscal years ended March 31, 2023 and 2022 was $240,342 and $68,931, respectively.

3. PATENTS, NET

Patents, net consist of the following:

	March 31, 2023	March 31, 2022
Issued patents	$157,442	$157,442
Accumulated amortization	(155,792)	(155,242)
Issued patents, net of accumulated amortization	1,650	2,200
Patents pending	–	–
Patents, net	$1,650	$2,200

Amortization expense for our capitalized issued patents for each of the fiscal years ended March 31, 2023 and 2022 was $550 and $54,754, respectively. As only one capitalized patent remains to be amortized, future amortization expense on patents is estimated to be approximately $550 per year based on the estimated life of the patent. The weighted average remaining life of our remaining capitalized patent is approximately 3 years.

4. EQUITY TRANSACTIONS

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2023.

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into an At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-259909), as previously filed with the Securities and Exchange Commission, or SEC, and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock having an aggregate offering price of up to $15,000,000, or the 2022 ATM Shares.

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

In the fiscal year ended March 31, 2023, we raised net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of, 7,480,836 shares of our common stock at an average price of $1.19 per share under the 2022 ATM Agreement.

RSU Grants to Non-Employee Directors

The Compensation Committee of the Board of Directors of the Company, or Compensation Committee, approved, effective as of April 1, 2022, pursuant to the terms of the Company’s Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual RSUs to each of the two non-employee directors of the Company then serving on the Board of Directors of the Company, or Board, and the grant of an RSU for the then newly appointed director. The RSU grants were made subject to stockholder approval of an increase of 1,800,000 shares of common stock authorized for issuance under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2022 annual meeting of stockholders. The increase was approved at the Company’s 2022 annual meeting of stockholders held in September 2022. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.46 per share as of April 1, 2022. The two then-current eligible directors each was granted a contingent RSU in the amount of 34,247 shares under the 2020 Plan and the then newly appointed director received a contingent RSU grant for 51,370 shares under the 2020 Plan. The RSUs were subject to vesting in three installments, 50% on September 30, 2022, and 25% on each of December 31, 2022, and March 31, 2023, subject to the recipient's continued service with the Company on each such vesting date.

Equity Transactions in the Fiscal Year Ended March 31, 2022.

2021 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 22, 2021, we entered into an At the Market Offering Agreement, or the 2021 ATM Agreement, with Wainwright, as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time as set forth in the 2021 ATM Agreement.

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

RSU Grants to Non-Employee Directors

The Company maintains the Director Compensation Policy which provides for cash and equity compensation for persons serving as non-employee directors of the Company. Under this policy, each new director receives either stock options or a grant of RSUs upon appointment/election, as well as either an annual grant of stock options or of RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

On April 1, 2021, pursuant to the Director Compensation Policy, the Compensation Committee granted RSUs under the 2020 Plan to each non-employee director of the Company. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year, with the RSUs priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.06 per share as of April 1, 2021. Each eligible director was granted an RSU in the amount of 24,295 shares under the 2020 Plan. The RSUs were subject to vesting in four equal quarterly installments on June 30, September 30, December 31, 2021, and March 31, 2022, subject to the recipient’s continued service with the Company on each such vesting date.

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

WARRANTS:

We did not issue any warrants during the fiscal years ended March 31, 2023 and 2022.

A summary of the aggregate warrant activity for the years ended March 31, 2023 and 2022 is presented below:

	Fiscal Year Ended March 31,
	2023			2022
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	576,738		$11.21	1,991,973		$5.23
Granted	–	$	N/A	–	$	N/A
Exercised	–	$	N/A	(1,206,721)		$2.21
Cancelled/Forfeited	(249,985)		$23.24	(208,514)		$6.11
Outstanding, end of year	326,753		$2.01	576,738		$11.21
Exercisable, end of year	326,753		$2.01	576,738		$11.21
Weighted average estimated fair value of warrants granted		$	N/A		$	N/A

The detail of the warrants outstanding and exercisable as of March 31, 2023 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.88 or Below	202,167	1.75	$1.57	202,167	$1.57
$2.50 - $2.75	124,586	1.83	$2.73	124,586	$2.73
	326,753			326,753

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

In September 2022, our stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2020 Plan by 1,800,000 shares. As of March 31, 2023, there were 1,667,479 shares available under the 2020 Plan.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

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

Please see above under the heading "Equity Transactions in the Fiscal Year Ended March 31, 2023—RSU Grants to Non-Employee Directors" for disclosure regarding equity awards under the Director Compensation Policy during the fiscal year ended March 31, 2023.

STOCK OPTION ACTIVITY

During the fiscal year ended March 31, 2023, we issued stock option grants to two executives for the purchase of an aggregate of 266,888 shares of our common stock under our 2020 Plan. The weighted-average exercise prices for the shares subject to the options is $0.95 per share, which exercise prices were based on the fair market value of the common stock on the applicable grant dates. The shares subject to the options are subject to vesting over four years, commencing on the grant dates, or Vesting Commencement Dates, with twenty-five percent (25%) of the shares subject to the option vesting on the first anniversary of the Vesting Commencement Date and the remaining shares vesting in equal monthly installments over the following thirty-six (36) months.

Options outstanding that were vested as of March 31, 2023 and options that are expected to vest subsequent to March 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	755,531	$2.45	7.74
Expected to vest	962,722	$2.07	8.45
Total	1,718,253

The following is a summary of the stock options outstanding at March 31, 2023 and 2022 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,665,948	$2.31	844,089	$3.07
Granted	122,220	$.95	941,188	$2.48
Exercised	–	$–	(11,562)	$2.45
Cancelled/Forfeited	(69,915)	$1.77	(107,767)	$9.66
Outstanding, end of year	1,718,253	$2.24	1,665,948	$2.31
Exercisable, end of year	755,531	$2.45	267,221	$2.51
Weighted average estimated fair value of options granted		$.92		$2.41

The detail of the options outstanding and exercisable as of March 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.69 - $1.68	1,207,034	8.28 years	$1.35	505,246	$1.36
$2.45 - $5.17	508,654	8.05 years	$3.91	247,720	$3.77
$57.00 - $142.50	2,565	.85 years	$91.09	2,565	$91.09
	1,718,253			755,531

We recorded stock-based compensation expense related to RSU issuances and to options granted totaling $1,051,898 and $750,621 for the fiscal years ended March 31, 2023 and 2022, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2023 and 2022.

Our total stock-based compensation for fiscal years ended March 31, 2023 and 2022 included the following:

	Fiscal Year Ended
	March 31, 2023	March 31, 2022
Vesting of restricted stock units	$175,000	$150,000
Vesting of restricted shares issued for services	–	16,500
Vesting of stock options	876,898	584,121
Total Stock-Based Compensation	$1,051,898	$750,621

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2023 was insignificant.

On March 31, 2023, our outstanding stock options had no intrinsic value since the closing price on that date of $0.38 per share was below the weighted average exercise price of our outstanding stock options.

At March 31, 2023, there was approximately $1,877,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.3 years.

5. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

Historically, certain of our officers and other related parties have advanced us funds, agreed to defer compensation and/or paid expenses on our behalf to cover working capital deficiencies. There were no such related party transactions during the fiscal year ended March 31, 2023, except that we had accrued unpaid Board fees of $57,000 owed to our outside directors as of March 31, 2023.

Due to related parties were comprised of the following items:

	March 31, 2023	March 31, 2022
Accrued Board fees	$57,000	$55,750
Accrued vacation	157,221	99,992
Total due to related parties	$214,221	$155,742

6. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2023	March 31, 2022
Accrued professional fees	$588,592	$696,893
Total other current liabilities	$588,592	$696,893

7. INCOME TAXES

For the years ended March 31, 2023 and 2022, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2023 and 2022, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation allowance has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2023 and 2022 are shown below:

	YEAR ENDED MARCH 31,
	2023	2022
Deferred tax assets:
Research and development credit carryforwards	$3,442,000	$3,442,000
Capitalized research and development costs	519,000	–
Net operating loss carryforwards(1)	24,158,000	22,039,000
Stock compensation	1,903,000	1,609,000
Total deferred tax assets	30,022,000	27,090,000

Total deferred tax liabilities	–	–

Net deferred tax assets	30,022,000	27,090,000
Valuation allowance for deferred tax assets	(30,022,000)	(27,090,000)

Net deferred tax assets	$–	$–

 ______________

(1)	Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited.

At March 31, 2023, we had tax net operating loss carryforwards for federal and state purposes approximating $88 million and $80 million, portions of which began to expire in the year 2021.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2023 and 2022 due to the following:

	2023	2022

Income taxes (benefit) at federal statutory rate of 21.00%	$(2,526,000)	$(2,188,000)
Tax effect on non-deductible expenses and credits	2,000	1,000
True up items	57,000	(5,000)
Expiration of net operating loss carryforwards (1)	353,000	593,000
Change in valuation allowance	2,114,000	1,599,000
Income Tax Expense (Benefit)	$–	$–

 ______________

(1)	Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2023 and 2022, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2023 and 2022, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2023 or March 31, 2022.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

8. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have had the following material changes to our contractual obligations and commitments outside the ordinary course of business during the fiscal year ended March 31, 2023:

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $13,772. The current monthly base rent under the manufacturing component of the lease is $12,080.

During the fiscal year ended March 31, 2023, we recorded a $625,471 right-of-use lease asset and associated lease liability related to the manufacturing space component of the lease based on the present value of lease payments over the expected lease term of 55 months, discounted using our estimated incremental borrowing rate of 4.25%.

The office, lab and manufacturing leases are coterminous with a remaining term of 48 months. The weighted average discount rate is 4.25%.

As of our March 31, 2023 balance sheet, we have a right-of-use lease asset of $1,151,909.

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next four fiscal years. All of our leases conterminously expire during the fiscal year ending March 31, 2027.

Fiscal Years Ended March 31,
2024	$314,493
2025	323,812
2026	333,462
2027	343,351
Total minimum lease payments	1,315,118
Less amount representing imputed interest	(106,090)
Present value of minimum lease payments	$1,209,028

Mobile Clean Room

In addition, we rented a mobile clean room on a short term, month-to-month basis, where we housed our manufacturing operations until our permanent manufacturing space was completed. The mobile clean room was located on leased land near our office and lab and we paid $2,000 per month for the right to locate it there. We paid approximately $168,171 in total rent expense to lease the mobile clean room located on this space during the fiscal year ended March 31, 2023. The arrangement was terminated in September 2022 and the mobile clean room was returned to the vendor that leased it to us.

Overall, our rent expense, which is included in general and administrative expenses, approximated $519,000 and $401,000 for the fiscal years ended March 31, 2023 and 2022, respectively.

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

9. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2023 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Sales Under 2022 ATM Agreement

Subsequent to March 31, 2023, we raised net proceeds of $1,086,119, net of $27,999 in commissions to Wainwright and $5,846 in other offering expense, through the sale of 1,778,901 shares of our common stock at an average price of $0.61 per share under the 2022 ATM Agreement.

RSU GRANTS

In April 2023, the Compensation Committee approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $0.43 per share for the April 2023 RSU grants. As a result, in April 2023 the three eligible directors each was granted an RSU in the amount of 116,279 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

