Form 10-Q
period 2023-06-30
AETHLON MEDICAL INC
filed 2023-08-10
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had outstanding 24,835,321 shares of common stock, $0.001 par value.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the safe harbor created by those sections.

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to our business, business strategy, products and services we may offer in the future, the timing and results of future clinical trials, and capital outlook, successful completion of our clinical trials, our ability to raise additional capital, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, or FDA, approval of our products candidates, our ability to comply with changing government regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the SEC. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, inability to raise capital to fund continuing operations, changes in government regulation, and other factors (including the risks contained in Item 1A of our most recent Annual Report on Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$12,897,734	$14,532,943
Prepaid expenses and other current assets	410,223	557,623
Total current assets	13,307,957	15,090,566

Property and equipment, net	1,284,200	1,144,004
Right-of-use lease asset	1,086,108	1,151,909
Patents, net	1,513	1,650
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$15,800,589	$17,508,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$844,536	$432,890
Due to related parties	191,314	214,221
Lease liability, current portion	274,520	269,386
Other current liabilities	511,377	588,592
Total current liabilities	1,821,747	1,505,089

Lease liability, less current portion	869,945	939,642
Total liabilities	2,691,692	2,444,731

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized as of June 30, 2023 and March 31, 2023; 24,835,321 and 22,992,466 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	24,837	22,994
Additional paid-in capital	158,731,929	157,405,911
Accumulated other comprehensive loss	(7,135)	(6,141)
Accumulated deficit	(145,640,734)	(142,358,555)

Total stockholders’ equity	13,108,897	15,064,209

Total liabilities and stockholders’ equity	$15,800,589	$17,508,940

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022

OPERATING EXPENSES

Professional fees	$976,638	$844,028
Payroll and related expenses	1,123,239	1,029,686
General and administrative	1,308,283	1,032,367
Total operating expenses	3,408,160	2,906,081
OPERATING LOSS	(3,408,160)	(2,906,081)

OTHER INCOME
Interest income	125,981	–

NET LOSS	(3,282,179)	(2,906,081)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	–	(413)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	(3,282,179)	(2,905,668)

OTHER COMPREHENSIVE LOSS	(994)	–

COMPREHENSIVE LOSS	$(3,283,173)	$(2,905,668)

Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.19)

Weighted average number of common shares outstanding – basic and diluted	24,314,759	15,486,621

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2023 and 2022

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE - MARCH 31, 2023	22,992,466	$22,994	$157,405,911	$(142,358,555)	$(6,141)	$–	$15,064,209

Issuances of common stock for cash under at the market program	1,778,901	1,779	1,084,340	–	–	–	1,086,119

Issuance of common shares upon vesting of restricted stock units and net stock option exercises	63,954	64	(8,436)	–	–	–	(8,372)

Stock-based compensation expense	–	–	250,114	–	–	–	250,114

Net loss	–	–	–	(3,282,179)	–	–	(3,282,179)

Other comprehensive loss	–	–	–	–	(994)	–	(994)

BALANCE – JUNE 30, 2023	24,835,321	$24,837	$158,731,929	$(145,640,734)	$(7,135)	$–	$13,108,897

BALANCE - MARCH 31, 2022	15,419,163	$15,421	$147,446,868	$(130,329,181)	$–	$(141,708)	$16,991,400

Issuances of common stock for cash under at the market program	574,560	575	618,867	–	–	–	619,442

Stock-based compensation expense	–	–	215,437	–	–	–	215,437

Net loss	–	–	–	(2,905,668)	–	(413)	(2,906,081)

BALANCE – JUNE 30, 2022	15,993,723	$15,996	$148,281,172	$(133,234,849)	$–	$(142,121)	$14,920,198

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2023 and 2022

(Unaudited)

	Three months Ended June 30, 2023	Three months Ended June 30, 2022

Cash flows used in operating activities:
Net loss	$(3,282,179)	$(2,906,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,325	30,650
Stock based compensation	250,114	215,437
Accretion of right-of-use lease asset	1,238	7,800
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	146,409	99,336
Accounts receivable	–	13,116
Accounts payable and other current liabilities	334,613	(310,327)
Deferred revenue	–	114,849
Due to related parties	(22,907)	6,303
Net cash used in operating activities	(2,482,387)	(2,728,917)

Cash flows used in investing activities:
Purchases of property and equipment	(230,383)	(41,169)
Net cash used in investing activities	(230,383)	(41,169)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	1,086,119	619,442
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(8,372)	–
Net cash provided by financing activities	1,077,747	619,442

Effect of exchange rate on changes on cash	(186)	–

Net decrease in cash and restricted cash	(1,635,209)	(2,150,644)

Cash and restricted cash at beginning of period	14,620,449	17,159,925

Cash and restricted cash at end of period	$12,985,240	$15,009,281

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$64	$–

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$12,897,734	$14,921,775
Restricted cash	87,506	87,506
Cash and restricted cash	$12,985,240	$15,009,281

See accompanying notes.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

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

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption, or IDE, for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects were to have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

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

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on the oncology trials in Australia.

We also obtained ethics review board, or ERB approval, from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study. The relevant authorities in India have accepted the use of our Hemopurifiers made with the GNA from our new supplier.

In May 2023, we also received ERB approval from the Maulana Azad Medical College, or MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MMAC is affiliated with the University of Delhi and is operated by the Delhi government.

We also recently announced that we also have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from recovered organs. We initially are focused on recovered kidneys, in a research collaboration with 34 Lives, PBC. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the recovered organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable kidneys for transplant.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we plan to market and sell the Hemopurifier. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued to us more recently will help protect the proprietary nature of our Hemopurifier treatment technology.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2023. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd, as well as its previously majority-owned subsidiary, Exosome Sciences, Inc., which dissolved in September 2022. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial statements as of and for the three months ended June 30, 2023, and the condensed consolidated statement of cash flows for the three months ended June 30, 2023. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated balance sheet at March 31, 2023, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of June 30, 2023 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Restricted Cash

To comply with the terms of our laboratory and office lease and our lease for our manufacturing space, see Note 10, we caused our bank to issue two standby letters of credit, or L/Cs, in the aggregate amount of $87,506 in favor of the landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of June 30, 2023 and 2022, an aggregate of 2,291,234 and 2,227,286 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three month periods ended June 30, 2023 and 2022, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2023	2022
Three months ended	$678,922	$858,347

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2023

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

During the three months ended June 30, 2023, we raised net proceeds of $1,086,119, net of $27,999 in commissions to Wainwright and $5,846 in other offering expense, through the sale of, 1,778,901 shares of our common stock at an average price of $0.61 per share under the 2022 ATM Agreement.

Restricted Stock Unit Grants

On April 28, 2023, the Board approved, pursuant to the terms of the Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual restricted stock units, or RSUs, under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $0.43 per share for the RSUs granted in April 2023. As a result, in April 2023 the three eligible directors each were granted an RSU in the amount of 116,279 shares under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2023, we accrued unpaid fees of $57,000 owed to our non-employee directors. Amounts due to related parties were comprised of the following items:

	June 30, 2023	March 31, 2023
Accrued Board fees	$57,000	$57,000
Accrued vacation to all employees	134,314	157,221
Total due to related parties	$191,314	$214,221

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2023	2023
Accrued professional fees	$511,377	$588,592
Total other current liabilities	$511,377	$588,592

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Vesting of stock options and restricted stock units	$250,114	$215,437
Total stock-based compensation expense	$250,114	$215,437

Weighted average number of common shares outstanding – basic and diluted	24,314,759	15,486,621

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.01)

All of the stock-based compensation expense recorded during the three months ended June 30, 2023 and 2022, an aggregate of $250,114 and $215,437, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the three months ended June 30, 2023 and 2022 represented an impact on basic and diluted loss per common share of $(0.01) in each period.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2023 was insignificant.

Stock Option Activity

We did not issue any stock options during the three months ended June 30, 2023 and 2022.

Stock options outstanding that have vested as of June 30, 2023 and stock options that are expected to vest subsequent to June 30, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	842,610	$2.44	7.68
Expected to vest	860,243	$2.06	8.24
Total	1,702,853

A summary of stock option activity during the three months ended June 30, 2023 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2023	1,718,253	$.69 - 142.50	$2.31
Exercised	–	$–	$–
Granted	–	$–	$–
Cancelled/Expired	15,400	$1.21	$1.21
Stock options outstanding at June 30, 2023	1,702,853	$.69 - 142.50	$2.25
Stock options exercisable at June 30, 2023	842,610	$1.28 - 142.50	$2.44

On June 30, 2023, our outstanding stock options had no intrinsic value since the closing share price on that date of $0.36 per share was below the weighted average exercise price of our outstanding stock options.

At June 30, 2023, there was approximately $1,719,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.84 years.

9. WARRANTS

During the three months ended June 30, 2023 and 2022, we did not issue any warrants.

A summary of warrant activity during the three months ended June 30, 2023 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2023	326,753	$1.50 – 2.75	$2.01
Exercised	–	$–	$–
Cancelled/Expired	–	$–	$–
Warrants outstanding at June 30, 2023	326,753	$1.50 – 2.75	$2.01
Warrants exercisable at June 30, 2023	326,753	$1.50 – 2.75	$2.01

10. COMMITMENTS AND CONTINGENCIES

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

The office, lab and manufacturing leases are coterminous with a remaining term of 45 months. The weighted average discount rate is 4.25%.

As of our June 30, 2023 balance sheet, we have a right-of-use lease asset of $1,086,108.

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

Overall, our rent expense, which is included in general and administrative expenses, approximated $105,000 and $140,000 for the three month periods ended June 30, 2023 and 2022, respectively.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2023 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In July 2023, Mr. Nikolas Gikakis was appointed as a member our Board of Directors and as a member of the Nominating and Corporate Governance Committee of the Board, or the N&CG Committee. Pursuant to the Director Compensation Policy, upon his appointment to the Board, Mr. Gikakis (i) will receive an (a) annual cash retainer of $40,000 for his service on the Board, and (b) an additional annual cash retainer of $5,000 for his service as a member of the N&CG Committee, and (ii) was granted, on the date of his appointment to the Board, restricted stock units for 195,414 shares of our common stock under the 2020 Plan, which will vest in equal quarterly installments over one year from the date of grant, in each case subject to Mr. Gikakis’s Continuous Service (as defined in the 2020 Plan) as of each such vesting date. The Director Compensation Policy also provides for further annual grants to its independent directors, at the beginning of each fiscal year, of restricted stock units with a grant date fair value of $50,000 or, at the option of our Board, options to purchase shares of our common stock, subject to vesting as determined by our Board. Mr. Gikakis has also entered into our standard form of indemnification agreement for directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Cautionary Notice Regarding Forward Looking Statements.”

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

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption, or IDE, for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects were to have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

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

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on the oncology trials in Australia.

We also obtained ethics review board, or ERB, approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. One patient has completed participation in the Indian COVID-19 study. The relevant authorities in India have accepted the use of our Hemopurifiers made with the GNA from our new supplier.

In May 2023, we also received ERB approval from the Maulana Azad Medical College, or MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MMAC is affiliated with the University of Delhi and is operated by the Delhi government.

We also recently announced that we also have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from recovered organs. We initially are focused on recovered kidneys, in a research collaboration with 34 Lives, PBC. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the recovered organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable kidneys for transplant.

Successful outcomes of human trials will also be required by the regulatory agencies of certain foreign countries where we plan to market and sell the Hemopurifier. Some of our patents may expire before FDA approval or approval in a foreign country, if any, is obtained. However, we believe that certain patent applications and/or other patents issued to us more recently will help protect the proprietary nature of our Hemopurifier treatment technology.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2023 were $3,408,160, compared to $2,906,081 for the three months ended June 30, 2022. This increase of $502,079, or 17.3%, in the 2023 period was due to increases in our general and administrative expenses of $275,916, professional fees of $132,610 and in our payroll and related expenses of $93,553.

The $275,916 increase in general and administrative expenses was primarily due to the combination of a $343,853 increase in purchase of raw materials for production of our Hemopurifier, $132,546 increase related to our Australian subsidiary’s activities, $104,908 increase in depreciation and equipment maintenance associated with leasehold improvements and new equipment for our manufacturing and lab facilities and an increase of $14,224 in insurance expense. The increases were offset by a $160,290 decrease in clinical trial expenses, $139,752 decrease in subcontract expense associated with government contracts and a net decrease of $28,564 in expenses related to the previously rented mobile cleanroom.

The $132,610 increase in our professional fees was due to an increase of $123,077 in investor relations associated with facilitating investor awareness and assistance with more widespread dissemination of Company news, an increase of $36,623 associated with accounting and legal services for our Australian subsidiary and $86,410 of legal expenses associated with year-end filings and general corporate matters. Increases were offset by decreases in regulatory services of $85,037, recruiting expense of $27,525 and $5,994 in consulting services.

The $93,553 increase in payroll expense was due to $58,876 in salary expense related to increase in headcount and $34,677 increase in stock based compensation related to employee stock option grants.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to $3,282,179 in the three months ended June 30, 2023, from approximately $2,906,081 in the three months ended June 30, 2022.

Basic and diluted loss attributable to common stockholders was ($0.14) for the three months ended June 30, 2023, compared to ($0.19) for the three month period ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had a cash balance of $12,897,734 and working capital of $11,486,210. This compares to a cash balance of $14,532,943 and working capital of $13,585,477 at March 31, 2023. We expect our existing cash as of June 30, 2023 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

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

During the three months ended June 30, 2023, we raised net proceeds of $1,086,119, net of $27,999 in commissions to Wainwright and $5,846 in other offering expense, through the sale of, 1,778,901 shares of our common stock at an average price of $0.61 per share under the 2022 ATM Agreement.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2023	June 30, 2022
Cash (used in) provided by:
Operating activities	$(2,482)	$(2,729)
Investing activities	(230)	(41)
Financing activities	1,077	619
Net decrease in cash and restricted cash	$(1,635)	$(2,151)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $2,482,000 in the three months ended June 30, 2023, compared to approximately $2,729,000 in the three months ended June 30, 2022. The primary components in the $247,000 decrease in cash used in our operating activities in the 2023 period was an increase in accounts payable and other current liabilities of $645,000, offset by an increase in our net loss of $376,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $230,000 of cash in investing activities in the three months ended June 30, 2023, compared to approximately $41,000 in the three months ended June 30, 2022. The $189,000 increase in the 2023 period was primarily a result of equipment purchase for our laboratory to facilitate and enhance our research and development activities.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the three months ended June 30, 2023, we raised approximately $1,086,000 from the issuance of our common stock under our at the market facility. That source of cash from our financing activities was partially offset by the use of approximately $8,000 to pay for the tax withholding on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $1,077,000.

During the three months ended June 30, 2022, we raised approximately $619,000 from the issuance of our common stock under our at the market facility.

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense decreased by $160,290 in the three months ended June 30, 2023, compared to the three-month period ended June 30, 2022. However, we expect our clinical trial expenses will increase over the foreseeable future as we continue to expand our clinical trials both in the United States and internationally.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting estimates relate to revenue recognition, impairment of intangible assets and long lived assets, stock compensation, deferred tax asset valuation allowance and contingencies.

There have been no changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this item.

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

ITEM 1A. RISK FACTORS.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 28, 2023, or Annual Report, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

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

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

10.1++	Amendment No. 1 to Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated May 1, 2023.	10-K	001-37487	10.18	June 28, 2023

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

++	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 10, 2023	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

