Form 10-Q
period 2023-09-30
AETHLON MEDICAL INC
filed 2023-11-14
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had outstanding 2,492,908 shares of common stock, $0.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$10,175,920	$14,532,943
Prepaid expenses and other current assets	311,397	557,623
Total current assets	10,487,317	15,090,566

Property and equipment, net	1,199,681	1,144,004
Right-of-use lease asset, net	1,019,145	1,151,909
Patents, net	1,375	1,650
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$12,828,329	$17,508,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$684,942	$432,890
Due to related parties	249,781	214,221
Lease liability, current portion	279,737	269,386
Other current liabilities	496,074	588,592
Total current liabilities	1,710,534	1,505,089

Lease liability, less current portion	798,451	939,642
Total liabilities	2,508,985	2,444,731

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized as of September 30, 2023 and March 31, 2023; 2,492,908 and 2,299,259 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	2,493	2,299
Additional paid-in capital	159,001,611	157,426,606
Accumulated other comprehensive loss	(9,570)	(6,141)
Accumulated deficit	(148,675,190)	(142,358,555)

Total stockholders’ equity	10,319,344	15,064,209

Total liabilities and stockholders’ equity	$12,828,329	$17,508,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
OPERATING EXPENSES

Professional fees	$1,133,111	$1,003,870	$2,109,749	$1,847,899
Payroll and related expenses	1,191,426	1,112,955	2,314,665	2,142,641
General and administrative	850,809	1,548,484	2,159,092	2,582,505
Total operating expenses	3,175,346	3,665,309	6,583,506	6,573,045
OPERATING LOSS	(3,175,346)	(3,665,309)	(6,583,506)	(6,573,045)

OTHER EXPENSE/(INCOME)
Loss on dissolution of subsidiary	–	142,121	–	142,121
Interest and Other Income	(140,890)	–	(266,871)	–

NET LOSS	(3,034,456)	(3,807,430)	(6,316,635)	(6,715,166)

OTHER COMPREHENSIVE LOSS	(2,435)	–	(3,429)	–

COMPREHENSIVE LOSS	$(3,036,891)	$(3,807,430)	$(6,320,064)	$(6,715,166)

Basic and diluted loss per share attributable to common stockholders	$(1.22)	$(1.84)	$(2.57)	$(3.70)

Weighted average number of common shares outstanding – basic and diluted	2,483,649	2,074,500	2,457,711	1,813,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2023 and 2022

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE - MARCH 31, 2023	2,299,259	$2,299	$157,426,606	$(142,358,555)	$(6,141)	$–	$15,064,209

Issuances of common stock for cash under at the market program	177,891	178	1,085,941	–	–	–	1,086,119

Issuance of common shares upon vesting of restricted stock units and net stock option exercises	6,397	7	(8,379)	–	–	–	(8,372)

Stock-based compensation expense	–	–	250,114	–	–	–	250,114

Net loss	–	–	–	(3,282,179)	–	–	(3,282,179)

Other comprehensive loss	–	–	–	–	(994)	–	(994)

BALANCE – JUNE 30, 2023	2,483,547	$2,484	$158,754,282	$(145,640,734)	$(7,135)	$–	$13,108,897

Issuance of common shares upon vesting of restricted stock units and net stock option exercises	9,329	9	(9,852)	–	–	–	(9,843)

Stock-based compensation expense	–	–	257,181	–	–	–	257,181

Rounding for reverse split	32	–	–	–	–	–	–

Net Loss	–	–	–	(3,034,456)	–	–	(3,034,456)

Other Comprehensive Loss	–	–	–	–	(2,435)	–	(2,435)

BALANCE – SEPTEMBER 30, 2023	2,492,908	$2,493	$159,001,611	$(148,675,190)	$(9,570)	$–	$10,319,344

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE - MARCH 31, 2022	1,541,917	$1,542	$147,460,747	$(130,329,181)	$–	$(141,708)	$16,991,400

Issuances of common stock for cash under at the market program	57,456	58	619,384	–	–	–	619,442

Stock-based compensation expense	–	–	215,437	–	–	–	215,437

Net loss	–	–	–	(2,905,668)	–	(413)	(2,906,081)

BALANCE – JUNE 30, 2022	1,599,373	$1,600	$148,295,568	$(133,234,849)	$–	$(142,121)	$14,920,198

Issuance of common stock for cash under at the market program	690,628	691	8,307,078	–	–	–	8,307,078

Issuance of common shares upon vesting of restricted stock units and net stock option exercises	4,624	5	(7,978)	–	–	–	(7,973)

Stock-based compensation expense	–	–	313,539	–	–	–	313,539

Net Loss	–	–	–	(3,807,430)	–	–	(3,807,430)

Other Comprehensive Loss	–	–	–	–	–	–	–

BALANCE – SEPTEMBER 30, 2022	2,294,625	$2,296	$156,908,207	$(137,042,279)	$–	$(142,121)	$19,868,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2023 and 2022

(Unaudited)

	Six months Ended September 30, 2023	Six months Ended September 30, 2022

Cash flows used in operating activities:
Net loss	$(6,316,635)	$(6,715,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,752	83,224
Stock based compensation	507,295	528,975
Loss on dissolution of subsidiary	–	142,121
Accretion of right-of-use lease asset	1,924	9,633
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	241,411	173,856
Accounts receivable	–	13,116
Accounts payable and other current liabilities	162,160	(94,540)
Deferred revenue	–	229,698
Due to related parties	35,560	21,785
Net cash used in operating activities	(5,186,533)	(5,607,298)

Cash flows used in investing activities:
Purchases of property and equipment	(237,153)	(780,334)
Net cash used in investing activities	(237,153)	(780,334)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	1,086,119	8,927,211
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(18,215)	(7,973)
Net cash provided by financing activities	1,067,904	8,919,238

Effect of exchange rate on changes on cash	(1,241)	–

Net change in cash and restricted cash	(4,357,023)	2,531,606

Cash and restricted cash at beginning of period	14,620,449	17,159,925

Cash and restricted cash at end of period	$10,263,426	$19,691,531

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$16	$46
Initial recognition of right-of-use lease asset and lease liability	$–	$625,471

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$10,175,920	$19,604,025
Restricted cash	87,506	87,506
Cash and restricted cash	$10,263,426	$19,691,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

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

We previously reported a disruption in our Hemopurifier supply, as our then existing supply of Hemopurifiers expired on September 30, 2022, and also as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for galanthus nivalis agglutinin, or GNA, a component of our Hemopurifier, was delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change. We are continuing to work with the FDA to qualify this second supplier of our GNA. We also are in the process of completing final testing in order to begin manufacturing Hemopurifiers at our new manufacturing facility in San Diego for use in U.S. clinical trials, using GNA from our current supplier. We expect the first manufacturing lot that incorporates the GNA from our original supplier to be approved and released by the end of December 2023. We also have sufficient Hemopurifiers on hand for use in our planned Australia and India oncology trials.

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

In October 2023, we announced that we received clearance from the Drug Controller General of India, or DCGI, the central drug authority in India, to conduct a Phase 1 safety, feasibility and dose-finding trial of the Company's Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. The trial is expected to begin following completion of an internal in vitro binding study of relevant targets, and subsequent approval by the respective Ethics Boards of interested sites in India.

Additionally, we recently announced that we also have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from recovered organs. We initially are focused on recovered kidneys, in a research collaboration with 34 Lives, PBC. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the recovered organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable kidneys for transplant.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

REVERSE STOCK SPLIT

On October 4, 2023, the Company effected a 1-for-10 reverse stock split of the outstanding shares of its common stock. Accordingly, each 10 shares of outstanding common stock held by the Company’s stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 60,000,000 shares (see Note 11) following the stock split. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2022. All shares and per share amounts have been revised accordingly.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2023. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd, as well as its previously majority-owned subsidiary, Exosome Sciences, Inc., which dissolved in September 2022. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the operating results, cash flows, and financial position of the Company as of and for the period ended September 30, 2023. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated balance sheet at March 31, 2023, contained in the above referenced 10-K. The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the impact of the reverse stock split.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of September 30, 2023 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

As of September 30, 2023 and 2022, an aggregate of 221,839 and 223,903 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and six month periods ended September 30, 2023 and 2022, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2023	2022
Three months ended	$628,447	$852,464
Six months ended	$1,687,010	$1,570,654

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2023

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

During the three months ended September 30, 2023, no capital was raised under the 2022 ATM Agreement. During the six months ended September 30, 2023, we raised net proceeds of $1,086,119, net of $27,999 in commissions to Wainwright and $5,846 in other offering expense, through the sale of, 177,891 shares of our common stock at an average price of $6.11 per share under the 2022 ATM Agreement.

Restricted Stock Unit Grants

On April 28, 2023, the Board approved, pursuant to the terms of the Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual restricted stock units, or RSUs, under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $4.30 per share for the RSUs granted in April 2023. As a result, in April 2023 the three eligible directors each were granted an RSU in the amount of 11,628 shares under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

6. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2023, we accrued unpaid fees of $68,250 owed to our non-employee directors. Amounts due to related parties were comprised of the following items:

	September 30, 2023	March 31, 2023
Accrued Board fees	$68,250	$57,000
Accrued vacation to all employees	181,531	157,221
Total due to related parties	$249,781	$214,221

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2023	2023
Accrued professional fees	$496,074	$588,592
Total other current liabilities	$496,074	$588,592

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and six month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Vesting of stock options and restricted stock units	$257,181	$313,538	$507,295	$528,975
Total stock-based compensation expense	$257,181	$313,538	$507,295	$528,975

Weighted average number of common shares outstanding – basic and diluted	2,483,649	2,074,500	2,457,711	1,813,018

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.10)	$(0.15)	$(0.21)	$(0.29)

All of the stock-based compensation expense recorded during the six months ended September 30, 2023 and 2022, an aggregate of $507,295 and $528,975, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the three months ended September 30, 2023 and 2022 represented an impact on basic and diluted loss per common share of $(0.21) and $(0.29), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2023 was insignificant.

Stock Option Activity

We did not issue any stock options during the six months ended September 30, 2023. During the six months ended September 30, 2022, we recognized a stock option grant made in the fiscal year ended March 31, 2022 to purchase 6,160 shares of our common stock under our 2020 Plan that previously was contingent on stockholder approval of an increase of 180,000 shares of common stock authorized for issuance under the 2020 Plan, at the Company’s 2022 annual meeting of stockholders. The increase was approved at the Company’s 2022 annual meeting of stockholders held in September 2022.

Stock options outstanding that have vested as of September 30, 2023 and stock options that are expected to vest subsequent to September 30, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	86,180	$24.60	7.49
Expected to vest	70,884	$20.87	8.04
Total	157,064

A summary of stock option activity during the six months ended September 30, 2023 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2023	171,826	$6.90 – 1,425	$22.39
Exercised	–	$–	$–
Granted	–	$–	$–
Cancelled/Expired	14,762	$12.10 - 750	$13.80
Stock options outstanding at September 30, 2023	157,064	$6.90 – 1,425	$22.92
Stock options exercisable at September 30, 2023	86,180	$12.80 – 1,425	$24.60

On September 30, 2023, our outstanding stock options had no intrinsic value since the closing share price on that date of $2.30 per share was below the exercise price of our outstanding stock options.

At September 30, 2023, there was approximately $1,514,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.77 years.

9. WARRANTS

During the six months ended September 30, 2023 and 2022, we did not issue any warrants.

A summary of warrant activity during the six months ended September 30, 2023 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2023	32,676	$15.00 – 27.50	$20.09
Exercised	–	$–	$–
Cancelled/Expired	–	$–	$–
Warrants outstanding at September 30, 2023	32,676	$15.00 – 27.50	$20.09
Warrants exercisable at September 30, 2023	32,676	$15.00 – 27.50	$20.09

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

As of our September 30, 2023 balance sheet, we have a right-of-use lease asset of $1,019,145.

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

Overall, our rent expense, which is included in general and administrative expenses, approximated $210,000 and $309,000 for the six month periods ended September 30, 2023 and 2022, respectively.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2023 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reverse Split – Following the approval of a reverse stock split at our Annual Stockholders’ Meeting held on September 15, 2023, our Board of Directors approved a 1-for-10 reverse stock split or our outstanding shares of Common Stock, effective as of the close of business on October 4, 2023. Accordingly, each 10 shares of outstanding common stock held by stockholders were combined into one share of common stock. Our authorized common stock remained at 60,000,000 shares following the stock split. As the result of the rounding up of fractional shares related to the reverse split, we have issued an additional 32 shares to our stockholders.

Management/Board Changes – Effective November 7, 2023, James B. Frakes, MBA, Chief Financial Officer of Aethlon, was appointed as Interim Chief Executive Officer of the Company, replacing Charles J. Fisher, Jr. M.D.  Mr. Frakes also was appointed as a member of the Board of Directors.   Mr. Frakes will additionally remain as Chief Financial Officer of the Company.  Effective as of November 7, 2023, Guy Cipriani, MBA, formerly Chief Business Officer of the Company, was appointed as the Company’s Chief Operating Officer and resigned from the Company’s Board of Directors.

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

We previously reported a disruption in our Hemopurifier supply, as our then existing supply of Hemopurifiers expired on September 30, 2022 and, also as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for galanthus nivalis agglutinin, or GNA, a component of our Hemopurifier, was delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change. We are continuing to work with the FDA to qualify this second supplier of GNA. We also are in the process of completing final testing in order to begin manufacturing Hemopurifiers at our new manufacturing facility in San Diego for use in U.S. clinical trials, using GNA from our current supplier. We expect the first manufacturing lot that incorporates the GNA from our original supplier to be approved and released by the end of December 2023. We also have sufficient Hemopurifiers on hand for use in our planned Australia and India oncology trials.

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

In October 2023, we announced that we received clearance from the Drug Controller General of India, or DCGI, the central drug authority in India, to conduct a Phase 1 safety, feasibility and dose-finding trial of the Company's Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. The trial is expected to begin following completion of an internal in vitro binding study of relevant targets, and subsequent approval by the respective Ethics Boards of interested sites in India.

Additionally, we recently announced that we have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from recovered organs. We initially are focused on recovered kidneys, in a research collaboration with 34 Lives, PBC. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the recovered organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable kidneys for transplant.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act, and must file reports, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, like us, which file electronically with the SEC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2023 were $3,175,346, compared to $3,665,309 for the three months ended September 30, 2022. This decrease of $489,963, or 13.4%, in the 2023 period was due to decreases in our general and administrative expenses of $697,675 offset by increases in professional fees of $129,240, and an increase in our payroll and related expenses of $78,471.

The $697,675 decrease in general and administrative expenses was primarily due to the combination of a $377,281 decrease in clinical trial expenses associated with the closed COVID trial, $261,267 decrease in purchase of raw materials for research and development testing for use in our Hemopurifier, $139,752 decrease in subcontract expenses associated with previous government contracts and $64,264 decrease in rent related to previously rented mobile cleanroom. The decreases were offset by an increase $84,845 related to our Australian subsidiary’s activities, $38,852 increase in depreciation related to leasehold improvements and new equipment for our manufacturing and lab facilities, $21,192 aggregated net increase in various other general and administrative.

The $129,240 increase in our professional fees was due to an increase of $72,232 in accounting fees associated with audit and compliance services, $55,625 increase in recruiting expense, $54,028 increase in contract labor associated with pre-clinical and other research and development services, $37,757 increase relating to services for our Australian subsidiary and an increase of $11,250 in director fess associated with adding a new member to our Board of Directors. These increases were offset by a decrease of $52,256 in general corporate legal fees and 62,909 in scientific consulting associated with completed studies.

The $78,471 increase in payroll expense was due to $134,828 in salary expense related to increase in headcount, which was partially offset by a $56,357 decrease in stock-based compensation related to employee stock option grants.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss decreased from $3,807,430 in the three months ended September 30, 2022, to $3,036,891 in the three months ended September 30, 2023.

Basic and diluted loss attributable to common stockholders was ($1.22) for the three months ended September 30, 2023, compared to ($1.84) for the three month period ended September 30, 2022.

SIX MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2022

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2023 were $6,583,506, compared to $6,573,045 for the six months ended September 30, 2022. This increase of $10,461or ..2%, in the 2023 period was due to increases in our professional fees of $261,850, payroll and related expenses of $172,024 and a decrease of $423,413 in our general and administrative expenses.

The $423,413 decrease in general and administrative expenses was primarily due to the combination of a $537,570 decrease in clinical trial expenses associated with the previous COVID trial, $279,504 decrease in subcontract expenses associated with previous government contracts, $98,615 decrease in rent associated to previously rented mobile cleanroom and $17,905 decrease in office equipment and supplies. The decreases were offset by $244,809 increase in operating expenses associated with our Australian subsidiary, $98,528 increase in depreciation expense related to leasehold improvements and new equipment for our manufacturing and lab facilities, $82,635 increase in raw material supplies for production of our Hemopurifier, $56,516 increase in repairs and maintenance and fees for our manufacturing and lab facilities, and $29,647 in insurance expense.

The $261,850 increase in our professional fees was due to an increase of $108,040 in investor relations associated with facilitating investor awareness, an increase of $79,783 in accounting fees associated with audit and financial services, an increase of $61,151 in contract labor relating to outside services associated with general research and development, $73,880 relating to services for our Australian subsidiary, $36,198 of legal expenses associated with patent filings and maintenance, $28,101 increase in recruiting fees, $20,653 for website services relating to compliance to the American Disability Act and $11,250 in director fees related to the addition to the board of directors. The increases were offset by $92,639 decreases in scientific consulting for previously completed studies, and a decrease of $64,567 in regulatory services.

The $172,024 increase in payroll expense was due to $193,704 in salary expense related to an increase in headcount, which was partially offset by a $21,680 decrease in stock-based compensation related to employee stock option grants.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss decreased from $6,715,166 in the six months ended September 30, 2022, to $6,320,064 in the six months ended September 30, 2023.

Basic and diluted loss attributable to common stockholders was ($2.57) for the six months ended September 30, 2023, compared to ($3.70) for the six month period ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had a cash balance of $10,175,920 and working capital of $8,776,783. This compares to a cash balance of $14,532,943 and working capital of $13,585,477 at March 31, 2023. We expect our existing cash as of September 30, 2023 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

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

During the six months ended September 30, 2023, we raised net proceeds of $1,086,119, net of $27,999 in commissions to Wainwright and $5,846 in other offering expense, through the sale of, 1,778,901 shares of our common stock at an average price of $0.61 per share under the 2022 ATM Agreement.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	September 30, 2023	September 30, 2022
Cash (used in) provided by:
Operating activities	$(5,187)	$(5,607)
Investing activities	(237)	(780)
Financing activities	1,068	8,919
Effect of exchange rate changes on cash	(1)	–
Net decrease in cash and restricted cash	$(4,357)	$2,532

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $5,187,000 in the six months ended September 30, 2023, compared to approximately $5,607,000 in the six months ended September 30, 2022. The primary component in the $420,000 decrease in cash used in our operating activities in the 2023 period was a decrease in our net loss of approximately $398,000.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $237,000 of cash in investing activities in the six months ended September 30, 2023, compared to approximately $780,000 in the six months ended September 30, 2022. The $543,000 decrease in the 2023 period was primarily a result of the bulk of the equipment purchase and leasehold improvements for our manufacturing facility being incurred in the 2022 period.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the six months ended September 30, 2023, we raised approximately $1,086,000 from the issuance of our common stock under our at the market facility. That source of cash from our financing activities was partially offset by the use of approximately $16,000 to pay for the tax withholding on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $1,068,000.

During the six months ended September 30, 2022, we raised approximately $8,927,000 from the issuance of our common stock under our at the market facility, which was partially offset by the use of approximately $8,000 to pay for the tax withholding on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $8,919,000.

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense decreased by $537,570 in the six months ended September 30, 2023, compared to the six-month period ended September 30, 2022. However, we expect our clinical trial expenses will increase over the foreseeable future as we continue to expand our clinical trials both in the United States and internationally.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting estimates relate to long lived assets, stock compensation, deferred tax asset valuation allowance and contingencies.

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

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the United States.

•	Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, has and may continue to prevent or delay our ability to manufacture our Hemopurifier.

•	Our Hemopurifier technology may become obsolete.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

•	Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 14, 2023	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
INTERIM CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

