Form 10-Q
period 2023-12-31
AETHLON MEDICAL INC
filed 2024-02-14
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 9, 2024, the registrant had outstanding 2,620,399 shares of common stock, $0.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$7,972,012	$14,532,943
Prepaid expenses and other current assets	277,321	557,623
Total current assets	8,249,333	15,090,566

Property and equipment, net	1,113,880	1,144,004
Right-of-use lease asset, net	951,466	1,151,909
Patents, net	1,238	1,650
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$10,436,728	$17,508,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$693,154	$432,890
Due to related parties	656,045	214,221
Lease liability, current portion	285,095	269,386
Other current liabilities	466,329	588,592
Total current liabilities	2,100,623	1,505,089

Lease liability, less current portion	724,848	939,642
Total liabilities	2,825,471	2,444,731

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized as of December 31, 2023 and March 31, 2023; 2,596,538 and 2,299,259 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	2,596	2,299
Additional paid-in capital	159,751,591	157,426,606
Accumulated other comprehensive loss	(1,619)	(6,141)
Accumulated deficit	(152,141,311)	(142,358,555)

Total stockholders’ equity	7,611,257	15,064,209

Total liabilities and stockholders’ equity	$10,436,728	$17,508,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2023 and 2022

(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
OPERATING EXPENSES

Professional fees	$668,586	$729,665	$2,778,335	$2,575,496
Payroll and related expenses	1,919,305	1,048,761	4,233,970	3,191,402
General and administrative	979,197	1,071,327	3,138,289	3,653,832
Total operating expenses	3,567,088	2,849,753	10,150,594	9,420,730
OPERATING LOSS	(3,567,088)	(2,849,753)	(10,150,594)	(9,420,730)

OTHER EXPENSE/(INCOME)
Loss on dissolution of subsidiary	–	–	–	142,121
Interest and Other Income	(100,967)	–	(367,838)	–

NET LOSS	(3,466,121)	(2,849,753)	(9,782,756)	(9,562,851)

OTHER COMPREHENSIVE INCOME	7,951	–	4,522	–

COMPREHENSIVE LOSS	$(3,458,170)	$(2,849,753)	$(9,778,234)	$(9,562,851)

Basic and diluted loss per share attributable to common stockholders	$(1.37)	$(1.24)	$(3.95)	$(4.84)

Weighted average number of common shares outstanding – basic and diluted	2,516,511	2,294,649	2,477,282	1,974,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended December 31, 2023 and 2022

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE – MARCH 31, 2023	2,299,259	$2,299	$157,426,606	$(142,358,555)	$(6,141)	$–	$15,064,209
Issuances of common stock for cash under at the market program	177,891	178	1,085,941	–	–	–	1,086,119
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	6,397	7	(8,379)	–	–	–	(8,372)
Stock-based compensation expense	–	–	250,114	–	–	–	250,114
Net loss	–	–	–	(3,282,179)	–	–	(3,282,179)
Other comprehensive loss	–	–	–	–	(994)	–	(994)
BALANCE – JUNE 30, 2023	2,483,547	$2,484	$158,754,282	$(145,640,734)	$(7,135)	$–	$13,108,897
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	9,329	9	(9,852)	–	–	–	(9,843)
Stock-based compensation expense	–	–	257,181	–	–	–	257,181
Rounding for reverse split	32	–	–	–	–	–	–
Net Loss	–	–	–	(3,034,456)	–	–	(3,034,456)
Other Comprehensive Loss	–	–	–	–	(2,435)	–	(2,435)
BALANCE – SEPTEMBER 30, 2023	2,492,908	$2,493	$159,001,611	$(148,675,190)	$(9,570)	$–	$10,319,344
Issuances of common stock for cash under at the market program	94,304	94	186,407	–	–	–	$186,501
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	9,326	9	(9,382)	–	–	–	(9,373)
Stock-based compensation expense			572,955	–	–	–	572,955
Net Loss	–	–	–	(3,466,121)	–	–	(3,466,121)
Other Comprehensive Income	–	–	–	–	7,951	–	7,951
BALANCE – DECEMBER 31, 2023	2,596,538	$2,596	$159,751,591	$(152,141,311)	$(1,619)	$–	$7,611,257

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE – MARCH 31, 2022	1,541,917	$1,542	$147,460,747	$(130,329,181)	$–	$(141,708)	$16,991,400
Issuances of common stock for cash under at the market program	57,456	58	619,384	–	–	–	619,442
Stock-based compensation expense	–	–	215,437	–	–	–	215,437
Net loss	–	–	–	(2,905,668)	–	(413)	(2,906,081)
BALANCE – JUNE 30, 2022	1,599,373	$1,600	$148,295,568	$(133,234,849)	$–	$(142,121)	$14,920,198
Issuance of common stock for cash under at the market program	690,628	691	8,307,078	–	–	–	8,307,769
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	4,624	5	(7,978)	–	–	–	(7,973)
Stock-based compensation expense	–	–	313,539	–	–	–	313,539
Loss on dissolution of subsidiary						142,121	142,121
Net Loss	–	–	–	(3,807,430)	–	–	(3,807,430)
Other Comprehensive Loss	–	–	–	–	–	–	–
BALANCE – SEPTEMBER 30, 2022	2,294,625	$2,296	$156,908,207	$(137,042,279)	$–	$–	$19,868,224
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	2,312	2	(1,887)		–	–	(1,885)
Stock-based compensation expense			262,613		–	–	262,613
Net Loss	–	–	–	(2,849,753)	–	–	(2,849,753)
BALANCE – DECEMBER 31, 2022	2,296,937	$2,298	$157,168,933	$(139,892,032)	$–	$–	$17,279,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2023 and 2022

(Unaudited)

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022

Cash flows used in operating activities:
Net loss	$(9,782,756)	$(9,562,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,225	161,350
Stock based compensation	1,080,250	791,588
Loss on dissolution of subsidiary	–	142,121
Loss (gain) on disposal of property and equipment	3,271	–
Accretion of right-of-use lease asset	1,358	23,385
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	282,192	283,645
Accounts receivable	–	127,965
Accounts payable and other current liabilities	136,268	210,032
Deferred revenue	–	229,698
Due to related parties	441,824	34,655
Net cash used in operating activities	(7,564,368)	(7,558,412)

Cash flows used in investing activities:
Purchases of property and equipment	(245,960)	(931,820)
Net cash used in investing activities	(245,960)	(931,820)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	1,272,621	8,927,211
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(27,588)	(9,857)
Net cash provided by financing activities	1,245,033	8,917,354

Effect of exchange rate on changes on cash	4,364	–

Net change in cash and restricted cash	(6,560,931)	427,122

Cash and restricted cash at beginning of period	14,620,449	17,159,925

Cash and restricted cash at end of period	$8,059,518	$17,587,047

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$25	$69
Initial recognition of right-of-use lease asset and lease liability	$–	$625,471

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$7,972,012	$17,499,541
Restricted cash	87,506	87,506
Cash and restricted cash	$8,059,518	$17,587,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023

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

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently working with our contract research organization, or CRO, on preparations to conduct a planned clinical trial in Australia in patients with solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers.

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading MedTech CRO offering global end-to-end development services, to oversee our planned clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA agreed to manage our planned clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors. We anticipate that the initial clinical trials will begin in Australia.

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

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption, or IDE, for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects were to have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to a lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

Under Single Patient Emergency Use regulations, the Company has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We previously reported a disruption in our Hemopurifier supply, as our then existing supply of Hemopurifiers expired on September 30, 2022, and also as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for galanthus nivalis agglutinin, or GNA, a component of our Hemopurifier, continues to be delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change. We are working with the FDA to qualify this second supplier of our GNA. We also are in the process of completing final testing in order to begin manufacturing Hemopurifiers at our new manufacturing facility in San Diego for use in planned U.S. clinical trials, using GNA from our current supplier. The first manufacturing lot that incorporates the GNA from our original supplier was approved and released at the end of December 2023. We also have sufficient Hemopurifiers on hand for use in our planned Australia and India oncology trials.

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on the planned oncology trials in Australia.

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

In May 2023, we also received ERB approval from the Maulana Azad Medical College, or MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government.

In October 2023, we announced that we received clearance from the Drug Controller General of India, the central drug authority in India, to conduct a Phase 1 safety, feasibility and dose-finding trial of the Company's Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. The trial is expected to begin following completion of an internal in vitro binding study of relevant targets, and subsequent approval by the respective Ethics Boards of interested sites in India.

Additionally, we announced that we have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from recovered organs. We initially are focused on recovered kidneys, in a research collaboration with 34 Lives, PBC. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the recovered organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable kidneys for transplant.

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

In addition to the foregoing, we are monitoring closely the impact of inflation, recent bank failures and the war between Russia and Ukraine and the military conflicts in Israel and the surrounding areas, as well as related political and economic responses and counter-responses by various global factors on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which inflation, recent bank failures and the ongoing military conflicts will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

We incorporated in Nevada on March 10, 1999. Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

REVERSE STOCK SPLIT

On October 4, 2023, we effected a 1-for-10 reverse stock split of our then outstanding shares of common stock. Accordingly, each 10 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 60,000,000 shares following the stock split. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2022. All shares and per share amounts have been revised accordingly.

Basis of Presentation and Use of Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on June 28, 2023. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd, as well as its previously majority-owned subsidiary, Exosome Sciences, Inc., which dissolved in September 2022. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly our operating results, cash flows, and financial position as of and for the period ended December 31, 2023. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated balance sheet at March 31, 2023, contained in the above referenced 10-K. The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the impact of the reverse stock split.

LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at December 31, 2023 had limited working capital and an accumulated deficit of $152,141,311. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve month period subsequent to December 31, 2023 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

Restricted Cash

To comply with the terms of our laboratory and office lease and our lease for our manufacturing space, see Note 10, we caused our bank to issue two standby letters of credit, or L/Cs, in the aggregate amount of $87,506 in favor of our landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of December 31, 2023 and 2022, an aggregate of 175,574 and 206,825 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three and nine month periods ended December 31, 2023 and 2022, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2023	2022
Three months ended	$593,401	$558,223
Nine months ended	$1,875,114	$2,129,376

4. RECENT ACCOUNTING PRONOUNCEMENTS

None.

5. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2023

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

During the three months ended December 31, 2023, we raised net proceeds of $186,501, net of $4,828 in commissions to Wainwright and $1,784 in other offering expenses, through the sale of 94,304 shares of our common stock at an average price of $1.98 per share under the 2022 ATM Agreement. During the nine months ended December 31, 2023, we raised net proceeds of $1,272,621, net of $32,827 in commissions to Wainwright and $7,630 in other offering expenses, through the sale of 272,195 shares of our common stock at an average price of $4.68 per share under the 2022 ATM Agreement.

Restricted Stock Unit Grants

On April 28, 2023, the Board approved, pursuant to the terms of the Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual restricted stock units, or RSUs, under the Director Compensation Policy to each of our three non-employee directors then serving on the Board. The Director Compensation Policy provides for a grant of $50,000 worth of stock options or of RSUs at the beginning of each fiscal year for current directors then serving on the Board, and for a grant of $75,000 worth of stock options or RSUs for a newly elected director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $4.30 per share for the RSUs granted in April 2023. As a result, in April 2023 the three eligible directors each were granted an RSU in the amount of 11,628 shares under our 2020 Equity Incentive Plan, or the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the RSUs vesting on each of June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

6. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2023, we accrued unpaid fees of $68,250 owed to our non-employee directors.

As a result of entering into a Separation Agreement effective November 27, 2023 with our former Chief Executive Officer, or CEO, Charles J. Fisher, M.D., or the Separation Agreement, we paid out accrued vacation of $53,076 to Dr. Fisher in the three months ended December 31, 2023 (see Note 10). That accrued vacation was previously recorded in the due to related parties account. In addition, pursuant to the terms of Dr. Fisher’s Executive Employment Agreement, we accrued $435,378 for salary and related expenses connected with the Separation Agreement.

Amounts due to related parties were comprised of the following items:

	December 31, 2023	March 31, 2023
Accrued Board fees	$68,250	$57,000
Accrued vacation to all employees	152,415	157,221
Accrued separation expenses for former executive (See Note 10)	435,378	–
Total due to related parties	$656,043	$214,221

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2023	2023
Accrued professional fees	$466,329	$588,592
Total other current liabilities	$466,329	$588,592

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three and nine month periods ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Vesting of stock options and restricted stock units	$572,955	$262,613	$1,080,250	$791,588
Total stock-based compensation expense	$572,955	$262,613	$1,080,250	$791,588

Weighted average number of common shares outstanding – basic and diluted	2,516,511	2,294,649	2,477,282	1,974,146

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.23)	$(0.11)	$(0.44)	$(0.40)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2023 and 2022, an aggregate of $1,080,250 and $791,588, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the nine months ended December 31, 2023 and 2022 represented an impact on basic and diluted loss per common share of $(0.44) and $(0.40), respectively.

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2023 was insignificant.

Stock Option Activity

We did not issue any stock options during the nine months ended December 31, 2023. During the nine months ended December 31, 2022, we recognized a stock option grant made in the fiscal year ended March 31, 2022 to purchase 6,160 shares of our common stock under our 2020 Plan that previously was contingent on stockholder approval of an increase of 180,000 shares of common stock authorized for issuance under the 2020 Plan, at the Company’s 2022 annual meeting of stockholders. The increase was approved at the Company’s 2022 annual meeting of stockholders held in September 2022.

In accordance with the terms of his Executive Employment Agreement, the Separation Agreement also provided for accelerated vesting on 50% of outstanding and unvested options to purchase shares of our common stock then held by Dr. Fisher as of the Separation Date of November 7, 2023, such that the accelerated stock options were fully vested and exercisable as of the Separation Date.

Stock options outstanding that have vested as of December 31, 2023 and stock options that are expected to vest subsequent to December 31, 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	106,862	$24.85	7.30
Expected to vest	36,036	$14.92	7.99
Total	142,898

A summary of stock option activity during the nine months ended December 31, 2023 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Stock options outstanding at March 31, 2023	171,826	$6.90 – 1,425	$22.39
Exercised	–	$–	$–
Granted	–	$–	$–
Cancelled/Expired	28,934	$12.10 – 750	$21.07
Stock options outstanding at December 31, 2023	142,898	$6.90 – 1,425	$22.34
Stock options exercisable at December 31, 2023	106,862	$12.80 – 1,425	$24.85

On December 31, 2023, our outstanding stock options had no intrinsic value, since the closing share price on that date of $2.19 per share was below the exercise price of our outstanding stock options.

At December 31, 2023, there was approximately $547,564 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.61 years.

9. WARRANTS

During the nine months ended December 31, 2023 and 2022, we did not issue any warrants.

A summary of warrant activity during the nine months ended December 31, 2023 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2023	32,676	$15.00 – 27.50	$20.09
Exercised	–	$–	$–
Cancelled/Expired	–	$–	$–
Warrants outstanding at December 31, 2023	32,676	$15.00 – 27.50	$20.09
Warrants exercisable at December 31, 2023	32,676	$15.00 – 27.50	$20.09

10. COMMITMENTS AND CONTINGENCIES

Effective as of November 27, 2023, we entered into the Separation Agreement with Charles J. Fisher, M.D., our former Chief Executive Officer. In accordance with the terms of his Executive Employment Agreement, the Separation Agreement provides for 12 months cash severance payments to Dr. Fisher in the aggregate amount of $460,000 payable monthly, continued medical coverage under COBRA for a twelve month period that began on December 1, 2023 and the acceleration of 50% of his unvested options at the time of separation, and included a standard release of any and all potential claims against the Company.

The total expense for the quarter ended December 31, 2023 relating to the Separation Agreement, was $891,844, composed of $479,624 payroll and related expense, $19,081 related to health insurance and other benefits and $393,139 of stock based compensation for the acceleration of vesting for 50% of then outstanding options held by Dr. Fisher at the time of his separation from the Company.

Effective as of November 7, 2023, James B. Frakes, MBA was appointed as our Interim Chief Executive Officer. Mr. Frakes will also continue to serve as the Company’s Chief Financial Officer and Senior Vice President – Finance. In connection with Mr. Frakes appointment as our Interim Chief Executive Officer, effective as of November 7, 2023, we amended the Executive Employment Agreement dated December 12, 2018 with Mr. Frakes to provide Mr. Frakes with an annual base salary of $500,000. Also, effective as of November 7, 2023, Guy F. Cipriani, MBA was appointed as our Senior Vice President and Chief Operating Officer and in connection therewith we amended the Executive Employment Agreement dated January 1, 2020 with Mr. Cipriani to provide Mr. Cipriani with an annual base salary of $390,000.

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

The office, lab and manufacturing leases are coterminous with a remaining term of 42 months. The weighted average discount rate is 4.25%.

As of our December 31, 2023 balance sheet, we have a right-of-use lease asset of $951,466.

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

Mobile Clean Room

In addition to the leases described above, we rented a mobile clean room on a short term, month-to-month basis, where we housed our manufacturing operations until our permanent manufacturing space was completed. The mobile clean room was located on leased land near our office and lab and we paid $2,000 per month for the right to locate it there. The arrangement was terminated in September 2022 and the mobile clean room was returned to the vendor that leased it to us.

Overall, our rent expense, which is included in general and administrative expenses, approximated $315,000 and $411,000 for the nine month periods ended December 31, 2023 and 2022, respectively.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2023 through the date that the accompanying consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Sales Under 2022 ATM Agreement

Subsequent to December 31, 2023, we raised net proceeds of $49,762, net of $1,291 in commissions to Wainwright and $572 in other offering expenses, through the sale of 23,861 shares of our common stock at an average price of $2.09 per share under the 2022 ATM Agreement.

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

We believe the Hemopurifier can be a substantial advance in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful exosomes that promote the growth and spread of tumors through multiple mechanisms. We are currently working with our contract research organization, or CRO, on preparations to conduct a planned clinical trial in Australia in patients with solid tumors, including head and neck cancer, gastrointestinal cancers and other cancers.

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading MedTech CRO offering global end-to-end development services, to oversee our planned clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA agreed to manage our planned clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors. We anticipate that the initial clinical trials will begin in Australia.

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

We previously reported a disruption in our Hemopurifier supply, as our then existing supply of Hemopurifiers expired on September 30, 2022 and, also as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. Our intended transition to a new supplier for galanthus nivalis agglutinin, or GNA, a component of our Hemopurifier, continues to be delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change. We are working with the FDA to qualify this second supplier of our GNA. We also are in the process of completing final testing in order to begin manufacturing Hemopurifiers at our new manufacturing facility in San Diego for use in planned U.S. clinical trials, using GNA from our current supplier. The first manufacturing lot that incorporates the GNA from our original supplier was approved and released at the end of December 2023. We also have sufficient Hemopurifiers on hand for use in our planned Australia and India oncology trials.

In October 2022, we launched a wholly owned subsidiary in Australia, formed to conduct clinical research, seek regulatory approval and commercialize our Hemopurifier in that country. The subsidiary will initially focus on the planned oncology trials in Australia.

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

In May 2023, we also received ERB approval from the Maulana Azad Medical College, or MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government.

In October 2023, we announced that we received clearance from the Drug Controller General of India, the central drug authority in India, to conduct a Phase 1 safety, feasibility and dose-finding trial of the Company’s Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. The trial is expected to begin following completion of an internal in vitro binding study of relevant targets, and subsequent approval by the respective Ethics Boards of interested sites in India.

Additionally, we announced that we have begun investigating the use of our Hemopurifier in the organ transplant setting. Our objective is to confirm that the Hemopurifier, in our translational studies, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses and exosomes from recovered organs. We initially are focused on recovered kidneys, in a research collaboration with 34 Lives, PBC. We have previously demonstrated the removal of multiple viruses and exosomes from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier. This process potentially may reduce complications following transplantation of the recovered organ, which can include viral infection, delayed graft function and rejection. We believe this new approach could be additive to existing technologies that currently are in place to increase the number of viable kidneys for transplant.

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

In addition to the foregoing, we are monitoring closely the impact of inflation, recent bank failures and the war between Russia and Ukraine and the military conflicts in Israel and the surrounding areas, as well as related political and economic responses and counter-responses by various global factors on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which inflation, recent bank failures and the ongoing military conflicts will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2022

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2023 were $3,567,088 compared to $2,849,753 for the three months ended December 31, 2022. This increase of $717,335, or 25.2%, in the 2023 period was due to an increase in payroll and related expenses of $870,544 offset by a decrease in professional fees of $61,079 and a $92,130 decrease in general and administrative expenses.

The $870,544 increase in payroll and related expenses in the three months ended December 31, 2023 relates primarily to separation expenses for a former executive of $872,763 and an increase in salary expense of $80,577 associated with an increase in average headcount offset by a decrease in stock-based compensation of $82,797.

The decrease in professional fees of $61,079 in the three months ended December 31, 2023 was due to a $53,641 decrease in scientific consulting, a $22,000 decrease in marketing, a $21,000 decrease in recruiting and a net $33,238 decrease in contract labor related to general research and development. These decreases were offset by an increase of $44,153 in legal expenses relating to the reverse stock split, $11,250 increase in director fees associated with the addition of a new director and $13,808 increase in investor relations and accounting fees.

General and administrative expenses decreased by $92,130 in the three months ended December 31, 2023 primarily due to a decrease in clinical trial expense of $399,255 and a $33,170 decrease in travel and conferences. Decreases were offset by a $283,590 increase in supplies for manufacturing and research and development expense, $31,408 increase in insurance expense, $13,346 increase in depreciation expense and $12,365 increase in outside services and repairs. The increase in insurance expense includes $15,811 of health insurance related to the Separation Agreement with our former Chief Executive Officer.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to $3,567,088 in the three months ended December 31, 2023 from $2,849,753 in the three months ended December 31, 2022.

Basic and diluted loss attributable to common stockholders was ($1.37) for the three months ended December 31, 2023, compared to ($1.24) for the three month period ended December 31, 2022.

NINE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2022

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2023 were $10,150,594, compared to $9,420,730 for the nine months ended December 31, 2022. This increase of $729,864, or 7.7%, in the 2023 period was due to increases in payroll and related expenses of $1,042,568 and an increase in professional fees of $202,839, which were partially offset by a decrease of $515,543 in our general and administrative expenses.

The $1,042,568 increase in payroll and related expense was primarily due to separation expenses of $872,763 for our former Chief Executive Officer and an increase of $230,343 in salary expense associated with an increase in headcount for Manufacturing and Research and Development, offset by a $104,477 decrease in stock-based compensation related to employee stock option grants.

The $515,543 decrease in general and administrative expenses was primarily due to the combination of a $716,153 decrease in clinical trial expenses associated with the previous COVID-19 trial, $279,504 decrease in subcontract expenses associated with previous government contracts, $95,475 decrease in rent associated to previously rented mobile cleanroom and $20,251 decrease in office equipment and supplies. The decreases were offset by $335,288 increase in manufacturing supplies related to purchase of raw materials necessary to manufacture the Hemopurifier, $30,992 increase in research and development supplies, $111,874 increase in depreciation expense related to leasehold improvements and new equipment for our manufacturing and lab facilities, $56,608 increase in repairs and maintenance for our manufacturing and lab facilities, and $61,055 increase in insurance expense.

The $202,839 increase in professional fees in the nine months ended December 31, 2023 was due to an increase of $98,572 in investor relations associated with facilitating investor awareness, an increase of $95,055 in accounting fees associated with audit and financial services, an increase of $41,272 in contract labor relating to outside services associated with operations, $87,327 increase of legal expenses associated with general corporate matters and the reverse stock split, $22,500 increase in director fees related to the addition to the board of directors, $20,258 increase for website services relating to compliance to the American Disability Act and $6,101 increase in recruiting expense. The increases were offset by $59,317 decreases in scientific consulting for previously completed studies, and a decrease of $109,362 in regulatory and various outside services.

Net Loss

As a result of the changes in revenues and expenses noted above, our net loss increased to $9,782,756 in the nine months ended December 31, 2023 from $9,562,851 in the nine months ended December 31, 2022.

Basic and diluted loss attributable to common stockholders was ($3.95) for the nine months ended December 31, 2023, compared to ($4.84) for the nine month period ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had a cash balance of $7,972,012 and working capital of $6,148,710. This compares to a cash balance of $14,532,943 and working capital of $13,585,477 at March 31, 2023.

We do not expect our existing cash as of December 31, 2023 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements. Significant additional financing must be obtained to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern.  We intend to fund operations, working capital and other cash requirements for the twelve month period subsequent to December 31, 2023 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

As we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and our planned clinical trials. The failure to implement our research and clinical trials would have a material adverse effect on our ability to conduct planned clinical trials and commercialize our products.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at December 31, 2023 had limited working capital and an accumulated deficit of $152,141,311. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern within one year of the date of these financial statements. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve month period subsequent to December 31, 2023 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

During the three months ended December 31, 2023, we raised net proceeds of $186,501, net of $4,828 in commissions to Wainwright and $1,784 in other offering expenses, through the sale of 94,304 shares of our common stock at an average price of $1.98 per share under the 2022 ATM Agreement. During the nine months ended December 31, 2023, we raised net proceeds of $1,272,621, net of $32,827 in commissions to Wainwright and $7,630 in other offering expenses, through the sale of 272,195 shares of our common stock at an average price of $4.68 per share under the 2022 ATM Agreement.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2023	December 31, 2022
Cash (used in) provided by:
Operating activities	$(7,564)	$(7,558)
Investing activities	(246)	(932)
Financing activities	1,245	8,917
Effect of exchange rate changes on cash	4	–
Net decrease in cash and restricted cash	$(6,561)	$427

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $7,564,000 in the nine months ended December 31, 2023, compared to approximately $7,558,000 in the nine months ended December 31, 2022.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $246,000 of cash in investing activities in the nine months ended December 31, 2023, compared to approximately $932,000 in the nine months ended December 31, 2022. The $686,000 decrease in the 2023 period was primarily a result of the bulk of the equipment purchase and leasehold improvements for our manufacturing facility being incurred in the 2022 period.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the nine months ended December 31, 2023, we raised approximately $1,273,000 from the issuance of our common stock under our at the market facility. That source of cash from our financing activities was partially offset by the use of approximately $28,000 to pay for the tax withholding on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $1,245,000.

During the nine months ended December 31, 2022, we raised approximately $8,927,000 from the issuance of our common stock under our at the market facility, which was partially offset by the use of approximately $10,000 to pay for the tax withholding on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $8,917,000.

Material Cash Requirements

As noted above in the results of operations, our clinical trial expense decreased by $716,153 in the nine months ended December 31, 2023, compared to the nine-month period ended December 31, 2022. However, we expect our clinical trial expenses will increase over the foreseeable future as we work to commence and expand our clinical trials both in the United States and internationally.

Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials for our Hemopurifier, the number and breadth of our clinical programs, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the time and costs involved in obtaining regulatory approvals, competing technological and market developments, as well as our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future. We will continue to need to raise additional capital for the foreseeable future and intend to through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report.

Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the United States.

•	Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, has and may continue to prevent or delay our ability to manufacture our Hemopurifier.

•	Our Hemopurifier technology may become obsolete.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

•	Our success is dependent in part on our executive officers.

•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

•	Delays in successfully completing our planned clinical trials could jeopardize our ability to obtain regulatory approval.

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

Our success depends to a critical extent on the continued services of our Interim Chief Executive Officer and Chief Financial Officer, James B. Frakes, our Chief Medical Officer, Steven LaRosa, M.D., our Chief Scientific Officer, Lee D. Arnold, Ph.D., and our Chief Business Officer, Guy Cipriani. If any of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace within the biotechnology field. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers. If any of our key officers were to leave us, it could make it impossible, if not cause substantial delays and costs, to implement our long-term business objectives and growth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended December 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

10.1++	Separation Agreement between the Company and Dr. Fisher, effective as of November 27, 2023.	8-K	001-37487	10.1	November 27, 2023

10.2++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and James B. Frakes.	8-K	001-37487	10.1	December 22, 2023

10.3++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and Guy F. Cipriani.	8-K	001-37487	10.2	December 22, 2023

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
++	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 14, 2024	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
INTERIM CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
CHIEF ACCOUNTING OFFICER

