Form 10-K
period 2024-03-31
AETHLON MEDICAL INC
filed 2024-06-27
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 29, 2023 (the last trading day of the registrant’s most recently completed second quarter) was approximately $5.5 million, computed by reference to the closing sale price of the common stock of $2.258 per share on the Nasdaq Capital Market on September 29, 2023. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 25, 2024 was 13,899,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended March 31, 2024.

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

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the United States.

•	Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, has and may continue to prevent or delay our ability to manufacture our Hemopurifier.

•	Our Hemopurifier technology may become obsolete.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.
•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.
•	Our success is dependent in part on our executive officers.
•	Delays in successfully commencing or completing our planned clinical trials could jeopardize our ability to obtain regulatory approval and sustain our operations.

ii

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “Aethlon”, “we”, “us” and “our” refer to Aethlon Medical, Inc.

Overview and Corporate History

Overview

We are a medical therapeutic company focused on developing the Hemopurifier, a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections and for use in organ transplantation. In human studies, 164 sessions with 38 patients, the Hemopurifier was safely utilized and demonstrated the potential to remove life-threatening viruses. In pre-clinical studies, the Hemopurifier has demonstrated the potential to remove harmful exosomes and exosomal particles from biological fluids, utilizing its proprietary lectin-based technology. This action has potential applications in cancer, where exosomes and exosomal particles may promote immune suppression and metastasis, and in life-threatening infectious diseases. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes or exosomal particles have been shown to participate in the development or severity of the disease; and
•	the treatment of life-threatening viruses that are not addressed with approved therapies.

Oncology

We believe the Hemopurifier may be a substantial advancement in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful exosomes and exosomal particles that promote the growth and spread of tumors. In October 2022, we formed a wholly-owned subsidiary in Australia to initially conduct oncology-related clinical research, then seek regulatory approval and commercialize our Hemopurifier in Australia. We are currently working with our contract research organization, or CRO, on preparations to conduct a clinical trial in Australia in patients with solid tumors, including head and neck cancer, and gastrointestinal cancers.

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading medical technology CRO offering global end-to-end development services, to oversee our planned clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA agreed to manage our planned clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors.

We recently completed an in vitro binding study of relevant oncology targets, to provide pre-clinical evidence to support our trial design and translational endpoints. Our study indicated positive results from this study, providing evidence that our Hemopurifier removes extracellular vesicles, or EVs, from plasma. This translational study provides pre-clinical evidence to support our planned phase 1 safety, feasibility and dose-finding clinical trials of our Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. In addition to an interested initial trial site in India, we had three interested sites in Australia that were awaiting our completion of this in vitro binding study. We added the data from this study to our Clinical Investigator Brochure and submitted that brochure to the Ethics Committee of Royal Adelaide Hospital in Australia and in June 2024, we received approval for our proposed phase 1 oncology trial from the Ethics Committee from Royal Adelaide Hospital. We are currently in the process of applying to the Ethics Committees of the two additional interested clinical trial sites in Australia and the site in India.

Life-Threatening Viral Infections

We also believe that the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis-C and Ebola.

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

We believe the Hemopurifier can be part of the treatment of severe SARS-CoV-2 viremia/COVID-19, or COVID-19, cases. COVID viremia is detected in approximately 34% of patients and is associated with severity, requirement for intensive care unit, or ICU, stay, development of multi-organ failure and poor outcomes. EVs and exosomal miRNAs may play a role in the spread of infection as well as ongoing inflammation, development of coagulopathy and lung injury. Our proprietary Galanthus nivalis agglutinin, or GNA, affinity resin has been shown to bind multiple clinically relevant SARS-CoV-2 variants. Furthermore, studies have demonstrated in vitro removal of seven SARS-CoV2 variants (104 PFU/mL) in phosphate buffered saline passed over a column of GNA affinity resin (1g) three times, with capture efficiencies between 53% and 89%.

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption, or IDE, for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a new feasibility study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects were to have established laboratory diagnosis of COVID-19, be admitted to an ICU and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus, as well as clinical outcomes (NCT # 04595903). In January 2021, the Hemopurifier was used to treat a viremic patient, under our emergency use approval, with a predicted risk of mortality of 80% and the Hemopurifier was able to reduce the patient’s SARS-CoV-2 plasma viral load by 58.4%. In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to the lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022. However, our IDE for this indication remains open, as we have an active COVID-19 trial in India and wish to preserve the option of enrolling patients if the situation with COVID-19 changes.

Under Single Patient Emergency Use regulations, Aethlon has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We previously reported a disruption in our Hemopurifier supply, as our then existing supply of Hemopurifiers expired on September 30, 2022 and, also as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. We recently completed final testing in order to begin manufacturing Hemopurifiers at our new manufacturing facility in San Diego, California for use in planned U.S. clinical trials, using GNA from our current supplier. In April 2024, we received a notice of approval from the FDA for our IDE supplement to add our San Diego manufacturing facility and we now are able to manufacture Hemopurifiers at this site. We also have sufficient Hemopurifiers on hand for use in our planned Australia and India oncology trials. Our intended transition to a new supplier for GNA, a component of our Hemopurifier, continues to be delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing supplier change. We are working with the FDA to qualify this second supplier of our GNA.

We also obtained ethics review board, or ERB, approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location.

In May 2023, we received ERB approval from the MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government.

We now have two sites in India for this trial with the Medanta Medicity Hospital and Maulana Azad Medical College, or MAMC. One patient has been treated to date; however, we have been informed by our CRO that a new COVID-19 subvariant was detected in India recently. Our COVID-19 trial in India remains open in the event that there are COVID-19 admissions to the ICUs at our sites in India.

Organ Transplantation

Additionally, based on preclinical data with acellular kidney perfusates, we believe that the Hemopurifier has potential applications in organ transplantation. We are investigating whether the Hemopurifier, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses, exosomes, RNA molecules, cytokines, chemokines and other inflammatory molecules from recovered organs. We initially are focused on recovered kidneys from deceased donors. We have previously demonstrated the removal of multiple viruses and exosomes and exosomal particles from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier and believe this process could reduce transplantation complications by improving graft function, reducing graft rejection, maintaining or improving organ viability prior to transplantation, and potentially reducing the number of kidneys rejected for transplant.

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

On March 10, 1999, Aethlon, Inc., a California corporation, Hemex, Inc., a Delaware corporation and the accounting predecessor to Aethlon, Inc., and Bishop Equities, Inc., a publicly traded Nevada corporation, completed an Agreement and Plan of Reorganization structured to result in Bishop Equities, Inc.'s acquisition of all of the outstanding common stock of Aethlon, Inc. and Hemex, Inc. Under the plan's terms, Bishop Equities, Inc. issued shares of its common stock to the stockholders of Aethlon, Inc. and Hemex, Inc. such that Bishop Equities, Inc. then owned 100% of each company. Upon completion of the transaction, Bishop Equities, Inc. was renamed Aethlon Medical, Inc. Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

The Mechanism of the Hemopurifier

The Hemopurifier is an affinity hemofiltration device designed for the single-use removal of harmful exosomes and life-threatening viruses from the human circulatory system. In the United States, the Hemopurifier is classified as a combination product whose regulatory jurisdiction is the Center for Devices and Radiological Health, or CDRH, the branch of FDA responsible for the premarket approval of all medical devices.

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

The Hemopurifier - Clinical Trials In Viral Infections

The initial development of the Hemopurifier was focused on viral infections. In non-clinical bench experiments using a laboratory version of the Hemopurifier, performed in Company labs as well as in multiple other outside labs, including the Centers for Disease Control and Prevention, or CDC, the United States Army Medical Research Institute of Infectious Diseases, or USAMRIID, Battelle Memorial Research Institute and others, we have demonstrated that a miniature version of the Hemopurifier can bind and clear multiple different glycosylated viruses. These viruses include HIV, HCV, Dengue, West Nile, multiple strains of influenza, Ebola, Chikungunya, smallpox, monkeypox, multiple herpes viruses, a MERS-CoV related pseudovirus and others.

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

SARS-CoV-2/COVID-19

SARS-COV-2, the causative agent of COVID-19 is a member of the coronavirus family, which includes the original SARS virus, SARS-CoV, and the MERS virus. SARS-CoV-2, like all coronaviruses, is glycosylated. This suggests that the Hemopurifier could potentially clear it from biological fluids, including blood.

On June 17, 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects had to have an established laboratory diagnosis of COVID-19, be admitted to an ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, include reduction in circulating virus, as well as clinical outcomes (NCT # 04595903). In June 2022, the Company completed the treatment protocol for its first patient in this study.

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

In May 2022, we announced the publication of a pre-print manuscript featuring data that demonstrated our proprietary GNA affinity resin was able to bind seven clinically relevant SARS-CoV-2 variants in vitro, including the Delta and Omicron variants. Viral capture efficiency with the GNA affinity resin ranged from 53% to 89% for all variants tested. The GNA affinity resin is a key component of the Hemopurifier. The manuscript is titled "Removal of Clinically Relevant SARS-CoV-2 Variants by An Affinity Resin Containing Galanthus nivalis Agglutinin" and was published in bioRxiv.

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

The Hemopurifier – Clinical Trials Conducted Overseas in Viral Infections

EBOLA Virus

In December of 2014, Time Magazine named the Hemopurifier a “Top 25 Invention” as the result of treating an Ebola-infected physician at Frankfurt University Hospital in Germany. The physician was comatose with multiple organ failure at the time of treatment with the Hemopurifier. At the American Society of Nephrology Annual Meeting, Dr. Helmut Geiger, Chief of Nephrology at Frankfurt University Hospital reported that the patient received a single 6.5 hour Hemopurifier treatment. Prior to treatment, viral load was measured at 400,000 copies/ml. Post-treatment viral load reported to be at 1,000 copies/ml. Dr. Geiger also reported that 242 million copies of Ebola virus were captured within the Hemopurifier during treatment. The patient ultimately made a full recovery. Based on this experience, the Company filed an Expanded Access protocol with the FDA to treat Ebola virus infected patients in up to ten centers in the United States and a corresponding protocol was approved by HealthCanada. These protocols remain open allowing Hemopurifier treatment to be offered to patients presenting for care in both countries. In 2018, the FDA designated the Hemopurifier as a Breakthrough Device “… for the treatment of life-threatening viruses that are not addressed with approved therapies.”

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

U.S. GOVERNMENT CONTRACTS

We did not recognize revenue from government contracts in the fiscal year ended March 31, 2024. We have recognized revenue under the following government contract/grant in the fiscal year ended March 31, 2023:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute, or NCI, part of the National Institutes of Health, or NIH, awarded to us a SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount was $1,860,561 and, as amended, ran for the period from September 16, 2019 through September 15, 2022.

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

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. As the NCI completed its close out review of the contract, we recognized as revenue $574,245 on our statement of operations for the fiscal year ended March 31, 2023.

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $2,520,000 and $2,745,000 in the fiscal years ended March 31, 2024 and 2023, respectively.

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

To protect our proprietary medical technologies, including the Hemopurifier product platform and other scientific discoveries, we have a portfolio of over 46 issued patents and pending applications worldwide. We currently have five issued U.S. patents and 24 issued patents in countries outside of the United States. In addition, we have 17 patent applications pending worldwide related to our Hemopurifier product platform and other technologies. We are seeking additional patents on our scientific discoveries.

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

Patents

The following table lists our issued patents and patent applications, including their ownership status, including relevant patent term adjustments (PTA), which is a process of extending the term of a U.S. patent:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	5/30/29 as terminal disclaimer filed over 8,288,172
8,288,172	Extracorporeal removal of microvesicular particles	10/16/12	Owned	3/09/27 05/30/29 (with 813 days Patent Term Adjustment (PTA))
7,226,429	Method for removal of viruses from blood by lectin affinity hemodialysis	6/5/07	Owned	1/20/25 (with 366 days PTA)
10,022,483	Method for removal of viruses from blood by lectin affinity hemodialysis	7/17/18	Owned	8/8/24 (with 201 days PTA)

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
17/918,085	Devices and methods for treating a coronavirus infection and symptoms thereof	10/10/22	Owned
18/700571	Devices and methods for treating a viral infection and symptoms thereof	04/11/24	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
2591359	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31
2644855	Extracorporeal removal of microvesicular particles (Canada)	11/19/19	Owned	3/09/27
3061952	Extracorporeal removal of microvesicular particles (Canada)	7/19/22	Owned	3/09/27
502019000055563	Extracorporeal removal of microvesicular particles (Germany)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Switzerland)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Spain)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (France)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Great Britain)	4/24/19	Owned	3/09/27
502019000055563	Extracorporeal removal of microvesicular particles (Italy)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Netherlands)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Sweden)	4/24/19	Owned	3/09/27
1126138	Extracorporeal removal of microvesicular particles (Hong Kong)	6/19/20	Owned	3/09/27
3517151	Extracorporeal removal of microvesicular particles (Switzerland)	4/21/21	Owned	3/09/27
60 2007 061 082.6	Extracorporeal removal of microvesicular particles (Germany)	4/21/21	Owned	3/09/27
3517151	Extracorporeal removal of microvesicular particles (Denmark)	4/21/21	Owned	3/09/27
2880460	Extracorporeal removal of microvesicular particles (Spain)	4/21/21	Owned	3/09/27
3517151	Extracorporeal removal of microvesicular particles (France)	4/21/21	Owned	3/09/27
3517151	Extracorporeal removal of microvesicular particles (Great Britain)	4/21/21	Owned	3/09/27
3517151	Extracorporeal removal of microvesicular particles (Ireland)	4/21/21	Owned	3/09/27
3517151	Extracorporeal removal of microvesicular particles (Netherlands)	4/21/21	Owned	3/09/27
3517151	Extracorporeal removal of microvesicular particles (Sweden)	4/21/21	Owned	3/09/27

Pending Foreign Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED

8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2939652	Brain specific exosome based diagnostics and extracorporeal therapies (Canada)	8/12/06	Owned
2021256402	Devices and methods for treating a coronavirus infection and symptoms thereof (Australia)	10/16/22	Owned
3178687	Devices and methods for treating a coronavirus infection and symptoms thereof (Canada)	9/29/22	Owned
21788894.0	Devices and methods for treating a coronavirus infection and symptoms thereof (Europe)	10/26/22	Owned
62023077768.7	Devices and methods for treating a coronavirus infection and symptoms thereof (Hong Kong)	08/17/23	Owned
297109	Devices and methods for treating a coronavirus infection and symptoms thereof (Israel)	10/6/22	Owned
2023-505809	Devices and methods for treating a coronavirus infection and symptoms thereof (Japan)	10/12/22	Owned
11202253625T	Devices and methods for treating a coronavirus infection and symptoms thereof (Singapore)	9/29/22	Owned
11202253625T	Devices and methods for treating a viral infection and symptoms thereof (Australia)	04/12/24	Owned

2024-522200	Devices and methods for treating a viral infection and symptoms thereof (Japan)	04/12/24	Owned
11202402448W	Devices and methods for treating a viral infection and symptoms thereof (Singapore)	04/11/24	Owned
11202402448W	Devices and methods for treating a viral infection and symptoms thereof (Canada)	4/11/2024	Owned
11202402448W	Devices and methods for treating a viral infection and symptoms thereof (Europe)	4/23/2024	Owned

Pending International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2024/015614	Removal of exosomes, ectosomes, mirnas, circulating nucleic acids, and viral particles with	2/13/24	Owned

Trademarks

APPLICATION NAME	FILING DATE	OWNED OR LICENSED
TAUSOME	7/24/2015	Owned
SANSAGITTA	7/8/2021	Owned
HEMOSAGITTA	1/13/2021	Owned

Trademarks

In addition to the Tausome, Sansagitta and Hemosagitta trademarks noted in the above table, we also have trademark registrations in the United States for Hemopurifier and Aethlon Medical, Inc., and obtained a trademark registration in India for Hemopurifier. We also have common law trademark rights in Aethlon ADAPT™ and ELLSA™.

Licensing and Assignment Agreements

On November 7, 2006, we executed an assignment agreement with the London Health Science Center Research, Inc. under which an invention and related patent rights for a method to treat cancer were assigned to us. The invention provides for the "Extracorporeal removal of microvesicular particles" for which the U.S. Patent and Trademark Office granted a patent (Patent No.8,288,172) in the United States as of October 2012. The agreement provided for an upfront payment of six shares of unregistered common stock and a 2% royalty on any future net sales of all products or services, the sale of which would infringe in the absence of the assignment granted under this agreement. We are also responsible for paying certain patent application and filing costs. Under the assignment agreement, we own the patents until their respective expirations. Under certain circumstances, ownership of the patents may revert to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement.

Industry & Competition

The industry for treating infectious disease and cancer is extremely competitive, and companies developing new treatment procedures face significant capital and regulatory challenges. As our Hemopurifier is a clinical-stage device, we have the additional challenge of establishing medical industry support, which will be driven by treatment data resulting from human clinical studies. Should our device become market cleared by the FDA or the regulatory body of another country, we may face significant competition from well-funded pharmaceutical organizations. Additionally, we would likely need to establish large-scale production of our device in order to be competitive. Our competitors include blood filters produced by Exthera Medical Corporation.

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

Coverage and Reimbursement

In both the U.S. and international markets, the use of medical devices is dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Healthcare providers that use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the medical procedures being performed or to compensate them for their patient care services. Should our Hemopurifier or any other products under development be approved for commercialization by the FDA, any such products may not be considered cost-effective, reimbursement may not be available in the United States or other countries, if approved, and reimbursement may not be sufficient to allow sales of our future products on a profitable basis. The coverage decisions of third-party payors will be significantly influenced by the assessment of our future products by health technology assessment bodies. If approved for use in the United States, we expect that any products that we develop, including the Hemopurifier, will be purchased primarily by medical institutions, which will in turn bill various third-party payors for the health care services provided to patients at their facility. Payors may include the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer Medicaid, other government programs and private insurance plans. The process involved in applying for coverage and reimbursement from CMS is lengthy and expensive. Further, Medicare coverage is based on our ability to demonstrate that the treatment is “reasonable and necessary” for Medicare beneficiaries. Even if products utilizing our Hemopurifier technology receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement by any payor, including by CMS. Many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies and amounts. However, no uniform policy for coverage and reimbursement for medical devices exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Manufacturing

Historically, manufacturing of our Hemopurifier occurred in collaboration with a contract manufacturer based in California under current Good Manufacturing Practice, or cGMP, regulations promulgated by the FDA. Our contract manufacturer is registered with the FDA. To date, our manufacture of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

In May 2024, the FDA approved the use of our own manufacturing facility to manufacture Hemopurifiers.

Our costs of compliance with federal, state and local environmental laws have been immaterial to date.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Aethlon personnel assemble the various components of the Hemopurifier with materials from our various suppliers, which are purchased and released by Aethlon. Specifically, the Hemopurifier contains three critical components with limited available suppliers. The GNA lectin is sourced from Vector Laboratories Inc. and also is available from other suppliers. Our intended transition from Vector Laboratories to a new supplier for GNA is delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing change. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. Although there are other suppliers, the process of qualifying a new supplier takes time and regulatory approvals must be obtained. We currently purchase the diatomaceous earth from Janus Scientific, Inc., as the distributor; however, the product is manufactured by Imerys Minerals Ltd. There potentially are other suppliers of this product, but as with the cartridges, qualifying and obtaining required regulatory approvals takes time and resources.

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

Employees

As of June 25, 2024, we had 14 full-time employees and no part-time employees. All of our employees are located in the United States. We do intend to hire additional employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We have generated revenues during the fiscal years ended March 31, 2024 and March 31, 2023 in the amounts of $0 and $574,245, respectively, primarily from our contract with the NIH, which ended in September 2022. We do not currently have any research grants or contracts. It is possible that we may not be able to enter into future government contracts. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology or any other product that we develop or from additional government contract or grant income we may obtain. We may not be able to successfully commercialize the Hemopurifier or any other products, and even if commercialization is successful, we may never be profitable. While we currently have over $9.1 million in cash and cash equivalents and have been carrying out certain expense reductions since November 2023, our planned additional expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses; therefore there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

We do plan to access the equity markets for additional capital, however, there can be no assurance that we will be able to access such additional capital.

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

Most of the raw materials used in the process for manufacturing our Hemopurifier are available from more than one supplier. However, there are materials within the manufacturing and production process that come from single suppliers. We do not have written contracts with all of our single source suppliers, and at any time they could stop supplying our orders. FDA review of a new supplier is required if these materials become unavailable from our current suppliers. In the recent past, we experienced an interruption in the manufacturing of our Hemopurifier as we sought to transition to a new supplier of galanthus nivalis agglutinin, or GNA, used in the manufacture of our Hemopurifier. We have not received the required FDA approval of our IDE supplement for a new qualified supplier of the GNA and are working with the FDA to gain approval of this supplier. Although we have resumed purchasing GNA from our prior supplier, it is possible that we could experience future disruptions from this supplier as we work to qualify a second supplier. FDA review of the new second supplier could take several additional months to obtain.

In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with its manufacturing process, or any other problem with our materials, testing or components, would prevent or delay the release of our Hemopurifiers for use in our clinical trials. For example, in late 2020, we identified during our device quality review procedures prior to product release that one of our critical suppliers had produced a Hemopurifier component that was not produced to our specifications, although no affected Hemopurifiers were released into our inventory or to any clinical trial sites. Any such future supplier issues could have a material adverse impact on our business, results of operations and financial condition.

Difficulties in manufacturing our Hemopurifier could have an adverse effect upon our expenses, our product revenues and our ability to complete our clinical trials.

We only recently received approval from the FDA for our IDE supplement to manufacture Hemopurifiers at our site in San Diego. The manufacturing of our Hemopurifier is difficult and complex. To support our current clinical trial needs, we comply with and intend to continue to comply with cGMP in the manufacture of our product. Our ability to adequately manufacture and supply our Hemopurifier in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third parties producing raw materials and supplies upon which we rely in our manufacturing. The manufacture of our products may also be impacted by:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	our ability to comply with new regulatory requirements, including our ability to comply with cGMP;

•	natural disasters;

•	changes in forecasts of future demand for product components;

•	potential facility contamination by microorganisms or viruses;

•	updating of manufacturing specifications;

•	product quality success rates and yields; and

•	global viruses and pandemics.

Any future interruption in the manufacture and supply of our Hemopurifier could delay shipments of our Hemopurifier for use in clinical trials in the United States, Australia and India.

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

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and medical device industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

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

We do not have any experience in the organ transplant market and face competition from entities more familiar with this business and our efforts may not succeed.

We are investigating whether the Hemopurifier, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses, exosomes, RNA molecules, cytokines, chemokines and other inflammatory molecules from recovered organs. This area is new to our product development and management personnel, and we may not be successful in the organ transplant market where we do not have any experience. Even if we are successful in developing our Hemopurifier for the organ transplant market, we may not be able to compete effectively or generate significant revenues in this new area. Many companies of all sizes, including major pharmaceutical companies, specialized biotechnology companies, and traditional healthcare providers, are engaged in redesigning organ transplant care. Competitors operating in this area may have substantially greater financial and other resources, larger research and development staff, and more experience in this area. It is possible that, even if we are successful in the organ transplant field, that the market will not accept our product, or that our product will generate significant revenues for us.

As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. While we currently carry directors’ and officers’ liability insurance, such insurance is expensive and could be difficult to maintain in the future. If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors. We may lose potential independent board members and management candidates to other companies in the biotechnology field that have greater directors’ and officers’ liability insurance to insure them from liability or to biotechnology companies that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities. In addition, our products could potentially be harmful to users, and we are exposed to claims of product liability including for injury or death. We have limited insurance and may not be able to afford robust coverage even as our products are introduced into the market. As a company with limited resources and potential exposures to management, we will have a more difficult time attracting and retaining management and outside independent directors than a more established public or private company due to these enhanced duties, obligations and potential liabilities.

If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

Our Hemopurifier product is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large-scale purchase and potential use will be made by the U.S. Government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, the CDC and the Department of Homeland Security. Our Hemopurifier has not received required regulatory approval from the FDA, or any foreign regulatory agencies, to be commercially marketed and sold. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations in the United States and in foreign countries is costly, time consuming, uncertain and subject to unanticipated delays. Obtaining such regulatory approvals, if any, can take several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

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

Delays in successfully commencing or completing our planned clinical trials could jeopardize our ability to obtain regulatory approval and sustain our operations.

Our business prospects depend on our ability to complete studies, commence and complete our planned clinical trials, including our ongoing and planned studies in solid tumors in cancer, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our Hemopurifier product candidate. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	failure to obtain required approvals to commence our planned clinical trials;

•	slow patient enrollment in our planned clinical trials;

•	serious adverse events related to our Hemopurifier;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; and

•	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

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

We outsource many of our operational and development activities, and if any party to which we have outsourced certain essential functions fails to perform its obligations under agreements with us, the development and commercialization of our Hemopurifier product candidate and any future product candidates that we may develop could be delayed or terminated.

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

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to successfully develop, market and sell our Hemopurifier product candidate or any future product candidates, if any, and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost-efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s IRB or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The IRB for a clinical trial may stop a trial or deem a product candidate unsafe to continue testing. This would have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development, sales and marketing of our Hemopurifier or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our Hemopurifier product candidate or any other or future product candidates that we may develop, and do not have the capability and resources to market or sell our Hemopurifier product candidate or any future product candidates that we may develop. Our business model calls for the partial or full outsourcing of the clinical and other development, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. Our success will depend on the performance of these outsourced providers. If these providers fail to perform adequately, our development of product candidates may be delayed and any delay in the development of our product candidates would have a material and adverse effect on our business prospects.

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

For example, in June 2020, the FDA approved a supplement to our open IDE for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19 in a New Feasibility Study. This study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects had to have an established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have had acute lung injury and/or severe or life-threatening disease, among other criteria. Due to lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, rules, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations, or such failure by the third parties with whom we work, could lead to regulatory investigations or actions, fines and penalties, a disruption of our clinical trials or commercialization of our products, private litigation, including class claims, and mass arbitration demands, harm to our reputation, or other adverse effects on our business or prospects.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, “Process” or “Processing” personal data and other Sensitive Information (as defined below), including proprietary and confidential business data, trade secrets, and intellectual property that we collect in connection with clinical trials, as necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. Our data Processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, representations, certifications, standards, publications, frameworks, contractual requirements and other obligations related to data privacy and security collectively, “Data Protection Obligations”.

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

In addition, over the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data Processing in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, or collectively GDPR, Australia’s Privacy Act, and India’s Information Technology Act and supplementary rules impose strict requirements for Processing personal data. For example, under GDPR, companies can face private litigation related to Processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive restrictions on data Processing or other corrective actions, and fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds streamline under the UK GDPR or 4% of their worldwide annual revenue, whichever is greater.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework) these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Data Protection Obligations, and consumers’ data privacy expectations, are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

Although we endeavor to comply with all applicable Data Protection Obligations, we may at times fail, or be perceived to have failed, to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or third parties fail, or are perceived to have failed, to address or comply with applicable Data Protection Obligations, it could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop our clinical trials; result in litigation and liability; result in an inability to process personal data or to operate in certain jurisdictions; harm our business operations or financial results or otherwise result in a material harm to our business, or other material adverse impact on our business, results of operations and financial condition. Additionally, given that Data Protection Obligations impose complex and burdensome obligations and that there is substantial uncertainty over the interpretation and application of these obligations, we may be required to incur material costs, divert management attention, and change our business operations, including our clinical trials, in an effort to comply, which could materially adversely affect our business operations and financial results.

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

If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to: regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and third parties with whom we work may process proprietary, confidential and sensitive information, including personal data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties, or collectively, Sensitive Information. We may use and share Sensitive Information with service providers and subprocessors and other third parties with whom we work to help us operate our business. If we or such third parties with who we work have experienced, or in the future experience, any security incident(s) that result in any data loss; deletion or destruction; unauthorized access to; loss, unauthorized acquisition, disclosure, or exposure of, Sensitive Information, or other compromise related to the security, confidentiality, integrity of our, or their, information technology, software, services, communications or data, or collection, a Security Breach, it may result in an adverse impact on our business.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent, continue to rise, and are increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks, including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks, supply-chain attacks, loss of data or other information technology assets, adware, software bugs, malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks, such as credential stuffing, and ransomware attacks. We may also be the subject of viruses, malware, including as a result of advanced persistent threat intrusions, server malfunction, software or hardware failures, loss of data or other computer assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, or other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-parties and their technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to assist with our clinical trials, provide other products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a Security Breach or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services.

While we have implemented security measures designed to protect against Security Breaches, these measures may not be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information technology systems, including our products, hardware and/or software, including that of third parties upon which we rely. We may not, however, detect or remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patched designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a Security Breach or other interruption and disrupt our ability and that of third parties with whom we work to provide our services.

We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including clinical trial activities, or information technology in an effort to protect against Security Breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Applicable Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. Our security measures, or those of third parties with whom we work, may not be effective in protecting against Security Breaches.

Applicable Data Protection Obligations may require us to notify relevant stakeholders of Security Breaches, including affected individuals, customers, investors, partners, collaborators, regulators, law enforcement agencies and others, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to an adverse impact on our business, results of operations and financial condition. If we or a third party with whom we work experiences a Security Breach or are perceived to have experienced a Security Breach, we may experience adverse consequences. These consequences may include: government enforcement actions, for example, investigations, fines, penalties, audits, and inspections; additional reporting requirements and/or oversight; restrictions on processing Sensitive Information, including personal data; litigation, including class claims; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations, including availability of data; financial loss; and other similar harms. Security Breaches or other interruptions and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, any such limitations or exclusions of liability in our contracts may not be adequate to protect us from liabilities or damages if we fail to comply with Data Protection Obligations related to information security or Security Breaches.

Our insurance coverage may not be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other material adverse impact on our business, results of operations and financial condition arising out of our Processing operations, privacy and security practices, or Security Breaches that we may experience. In addition, such coverage may not continue to be available on commercially reasonable terms or at all or be sufficient coverage to pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies, including premium increases or the imposition of large excess or deductible or co-insurance requirements, could have a material adverse impact on our business, results of operations and financial condition.

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

Should our Hemopurifier or any future products, be approved for commercialization, certain health reform measures and adverse changes in reimbursement policies and procedures may impact our ability to market and sell our products.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. If we achieve profitability and an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have five issued U.S. patents and two pending U.S. patent applications. We also have 24 issued foreign patents and have applied for 15 additional foreign and international patents. Our issued patents begin to expire in August 2024, with the last of these patents expiring in 2031, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

Risks Relating to Our Common Stock and Our Corporate Governance

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share (subject to a 180-day grace period, as discussed below) and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On June 27, 2024, we received a letter, or Notice, from The Nasdaq Stock Market, or Nasdaq, that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Price Requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. During the 52-week period ended March 31, 2024, the high and low closing sale prices for a share of our common stock were $6.10 and $1.42, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common stock often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of cash and revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

Our issuance of additional shares of common stock or convertible securities could be dilutive.

We are entitled under our articles of incorporation to issue up to 60,000,000 shares of common stock. As of March 31, 2024, we have reserved for issuance 124,028 of those shares of common stock for outstanding restricted stock units, stock options and warrants, excluding an aggregate of 131,576 issuances of restricted stock units to our independent directors under our 2020 Equity Incentive Plan made subsequent to March 31, 2024. As of March 31, 2024, we had issued and outstanding 2,629,725 shares of common stock. As a result, as of March 31, 2024 we had 57,246,247 shares of common stock available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

On May 17, 2024, we closed a public offering pursuant to which we sold an aggregate of: (i) 2,450,000 shares of our common stock and accompanying Class A warrants to purchase up to 2,450,000 shares of common stock and Class B warrants to purchase up to 2,450,000 shares of common stock, at a combined public offering price of $0.58 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 5,650,000 shares of common stock and accompanying Class A warrants to purchase up to 5,650,000 shares of common stock and Class B warrants to purchase up to 5,650,000 shares of common stock, at a combined public offering price of $0.579 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock, and accompanying warrants less the $0.001 per share exercise price of each such pre-funded warrant.

On March 24, 2022, we entered into an At the Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement. During the fiscal year ended March 31, 2024, we sold an aggregate of 296,056 shares under the 2022 ATM Agreement for net proceeds of $1,322,383. As of March 31, 2024, $5,302,617 of shares of common stock remained available for sale under the 2022 ATM Agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, information related to our clinical trials, and information of our employees, or Information Systems and Data.

The Company’s Chief Financial Officer, or CFO, with assistance from our third-party cybersecurity vendors, is responsible for identifying, assessing, and managing our cybersecurity threats and risks. Together, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, evaluating our and our industry’s risk profile, conducting real-time monitoring of certain systems, and implementing escalation protocols with our third-party cybersecurity vendors.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan; incident detection and response tools; encryption of certain sensitive data and certain data on mobile systems; certain access controls enforcing the principle of need-to-know encryption of certain sensitive data and certain data on mobile systems; physical security measures; asset management, tracking and disposal; monitoring of certain systems; and employee training.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed through our quality management system and processes and overseen by our audit committee of the board of directors. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms, including legal counsel and certain cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as hosting companies and contract research organizations. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes conducting a risk assessment for certain vendors.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to: regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Interim Chief Executive Officer, or CEO, and CFO.

The CFO is responsible for hiring appropriate personnel (including selecting third-party cybersecurity vendors), helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The CFO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including CFO and CEO. The CFO and CEO work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the CFO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,158. The current monthly base rent under the manufacturing component of the lease is $12,452

The office, lab and manufacturing leases are coterminous with a remaining term of 36 months. The weighted average discount rate is 4.25%.

As of our March 31, 2024 balance sheet, we have a right-of-use lease asset of $883,054.

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next three fiscal years. All of our leases conterminously expire during the fiscal year ending March 31, 2027.

Fiscal Year Ended March 31,
2025	323,812
2026	333,462
2027	343,352
Total minimum lease payments	1,000,626
Less amount representing imputed interest	(60,310)
Present value of minimum lease payments	$940,316

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

Holders of Record

There were approximately 62 record holders of our common stock at June 25, 2024. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

We are a medical therapeutic company focused on developing the Hemopurifier, a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections and for use in organ transplantation. In human studies, 164 sessions with 38 patients, the Hemopurifier was safely utilized and demonstrated the potential to remove life-threatening viruses. In pre-clinical studies, the Hemopurifier has demonstrated the potential to remove harmful exosomes and exosomal particles from biological fluids, utilizing its proprietary lectin-based technology. This action has potential applications in cancer, where exosomes and exosomal particles may promote immune suppression and metastasis, and in life-threatening infectious diseases. The FDA has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•

the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes or exosomal particles have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

Oncology

We believe the Hemopurifier may be a substantial advancement in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful exosomes and exosomal particles that promote the growth and spread of tumors. In October 2022, we formed a wholly-owned subsidiary in Australia to initially conduct oncology-related clinical research, then seek regulatory approval and commercialize our Hemopurifier in Australia. We are currently working with our contract research organization, or CRO, on preparations to conduct a clinical trial in Australia in patients with solid tumors, including head and neck cancer, and gastrointestinal cancers.

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading medical technology CRO offering global end-to-end development services, to oversee our planned clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA agreed to manage our planned clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors.

We recently completed an in vitro binding study of relevant oncology targets, to provide pre-clinical evidence to support our trial design and translational endpoints. Our study indicated positive results from this study, providing evidence that our Hemopurifier removes extracellular vesicles, or EVs, from plasma. This translational study provides pre-clinical evidence to support our planned phase 1 safety, feasibility and dose-finding clinical trials of our Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. In addition to an interested initial trial site in India, we had three interested sites in Australia that were awaiting our completion of this in vitro binding study. We added the data from this study to our Clinical Investigator Brochure and submitted that brochure to the Ethics Committee of Royal Adelaide Hospital in Australia and in June 2024, we received approval for our proposed phase 1 oncology trial from the Ethics Committee from Royal Adelaide Hospital. We are currently in the process of applying to the Ethics Committees of the two additional interested clinical trial sites in Australia and the site in India.

Life-Threatening Viral Infections

We also believe that the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis-C and Ebola.

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

We believe the Hemopurifier can be part of the treatment of severe SARS-CoV-2 viremia/COVID-19, or COVID-19, cases. COVID viremia is detected in approximately 34% of patients and is associated with severity, requirement for intensive care unit, or ICU, stay, development of multi-organ failure and poor outcomes. EVs and exosomal miRNAs may play a role in the spread of infection as well as ongoing inflammation, development of coagulopathy and lung injury. Our proprietary Galanthus nivalis agglutinin, or GNA, affinity resin has been shown to bind multiple clinically relevant SARS-CoV-2 variants. Furthermore, studies have demonstrated in vitro removal of seven SARS-CoV2 variants (104 PFU/mL) in phosphate buffered saline passed over a column of GNA affinity resin (1g) three times, with capture efficiencies between 53% and 89%.

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption, or IDE, for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a new feasibility study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects were to have established laboratory diagnosis of COVID-19, be admitted to an ICU and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus, as well as clinical outcomes (NCT # 04595903). In January 2021, the Hemopurifier was used to treat a viremic patient, under our emergency use approval, with a predicted risk of mortality of 80% and the Hemopurifier was able to reduce the patient’s SARS-CoV-2 plasma viral load by 58.4%. In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to the lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022. However, our IDE for this indication remains open, as we have an active COVID-19 trial in India and wish to preserve the option of enrolling patients if the situation with COVID-19 changes.

Under Single Patient Emergency Use regulations, Aethlon has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We previously reported a disruption in our Hemopurifier supply, as our then existing supply of Hemopurifiers expired on September 30, 2022 and, also as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. We recently completed final testing in order to begin manufacturing Hemopurifiers at our new manufacturing facility in San Diego, California for use in planned U.S. clinical trials, using GNA from our current supplier.

In April 2024, we received a notice of approval from the FDA for our IDE supplement to add our San Diego manufacturing facility and we now are able to manufacture Hemopurifiers at this site. We also have sufficient Hemopurifiers on hand for use in our planned Australia and India oncology trials. Our intended transition to a new supplier for GNA, a component of our Hemopurifier, continues to be delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing supplier change. We are working with the FDA to qualify this second supplier of our GNA.

We also obtained ethics review board, or ERB, approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. We now have two sites in India for this trial with the Medanta Medicity Hospital and Maulana Azad Medical College, or MAMC. One patient has been treated to date; however, we have been informed by our CRO that a new COVID-19 subvariant was detected in India recently. Our COVID-19 trial in India remains open in the event that there are COVID-19 admissions to the ICUs at our sites in India.

In May 2023, we received ERB approval from the MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government.

Organ Transplantation

Additionally, based on preclinical data with acellular kidney perfusates, we believe that the Hemopurifier has potential applications in organ transplantation. We are investigating whether the Hemopurifier, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses, exosomes, RNA molecules, cytokines, chemokines and other inflammatory molecules from recovered organs. We initially are focused on recovered kidneys from deceased donors. We have previously demonstrated the removal of multiple viruses and exosomes and exosomal particles from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier and believe this process could reduce transplantation complications by improving graft function, reducing graft rejection, maintaining or improving organ viability prior to transplantation, and potentially reducing the number of kidneys rejected for transplant.

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

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

Fiscal Years Ended March 31, 2024 and 2023

Results of Operations

Government Contract Revenues

For the fiscal year ended March 31, 2024, we did not have any active revenue-generating government contracts and, consequently, did not record any government contract revenue for that period.

For the fiscal year ended March 31, 2023, we recorded government contract revenue of $574,245 resulting from work performed under our government contract Phase 2 Melanoma Cancer with NIH.

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the NCI awarded to us the Award Contract. The Award Contract amount was $1,860,561 and, as amended, ran for the period from September 16, 2019 through September 15, 2022.

We presented the required final report to the NCI. As the NCI completed its close out review of the contract, we recognized as revenue $574,245 on our statement of operations for the fiscal year ended March 31, 2023.

Operating Costs and Expenses

Consolidated operating expenses were $12,636,568 for the fiscal year ended March 31, 2024, compared to $12,472,883 for the fiscal year ended March 31, 2023, an increase of $163,685. The $163,685 increase in the fiscal year ended March 31, 2024 was due to an increase in payroll and related expenses of $762,899 partially offset by a decrease of $578,112 in general and administrative expenses and a decrease of $21,102 in professional fees.

The $762,899 increase in the fiscal year ended March 31, 2024 in our payroll and related expenses was primarily due to an increase in separation expenses of $861,994 for a former executive and an increase of $126,571 associated with an increase in average headcount, partially offset by a decrease in stock-based compensation of $225,666.

The $578,112 decrease in the fiscal year ended March 31, 2024 in our general and administrative expenses was primarily driven by the following: a decrease of $819,327 in clinical trial expenses related to the closed U.S. COVID-19 clinical trial, a decrease of $279,504 in subcontract expense related to contracts and grants with the NIH, a $98,755 decrease in rent expense associated with a mobile clean room leased in the prior year, a decrease of $29,849 in travel related expenses associated with a former remote employee and a decrease of $22,053 expenses related to various other general office operating expenses. These decreases were partially offset by an increase of $404,918 in manufacturing and research and development supplies related to the manufacturing of our Hemopurifier device and various research and development activities. Other increases included $118,165 in depreciation expense and amortization expense related to leasehold improvements to our manufacturing space, $69,894 increase in insurance expenses to include medical, D&O and liability, an increase of $82,421 primarily related to our manufacturing facility, encompassing equipment maintenance, utilities, and outside services.

The decrease in professional fees of $21,102 in the fiscal year ended March 31, 2024 was primarily due to a decrease in outside scientific, product research and regulatory services of $302,390, a decrease of $60,229 in recruiting fees and a $32,631 decrease in legal fees. These decreases were partially offset by increases in investor relations of $151,475, accounting fees of $137,026, board of director fees of $33,750 and outside operational and administration expenses of $53,964.

As a result of the above factors, our net loss increased to $12,208,174 for the fiscal year ended March 31, 2024, from $12,029,786 for the fiscal year ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had a cash balance of $5,441,978 and working capital of $4,395,889. This compares to a cash balance of $14,532,943 and working capital of $13,585,478 at March 31, 2023.

On May 17, 2024, we closed a public offering pursuant to which we sold an aggregate of: (i) 2,450,000 shares of our common stock and accompanying Class A warrants to purchase up to 2,450,000 shares of common stock and Class B warrants to purchase up to 2,450,000 shares of common stock, at a combined public offering price of $0.58 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 5,650,000 shares of common stock and accompanying Class A warrants to purchase up to 5,650,000 shares of common stock and Class B warrants to purchase up to 5,650,000 shares of common stock, at a combined public offering price of $0.579 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock, and accompanying warrants less the $0.001 per share exercise price of each such pre-funded warrant. The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. In June 2024, holders of Class A and Class B warrants exercised 295,000 shares and 2,875,000 shares, respectively, for total proceeds of $1,838,600.

While we currently have over $9.1 million in cash and cash equivalents and have been carrying out certain expense reductions since November 2023, our planned expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses, there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

During the fiscal years ended March 31, 2024 and 2023, we raised capital only through our At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright.

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into the 2022 ATM Agreement with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock, or the 2022 ATM Shares, having an aggregate offering price of up to $15,000,000, which was subsequently and most recently updated pursuant to our prospectus supplement, dated September 29, 2022, filed with the SEC that provides for the sale of 2022 ATM Shares having an aggregate offering price of up to $6,625,000. As of March 31, 2024, $5,302,617 of 2022 ATM Shares remained available for sale under the 2022 ATM Agreement.

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

We are not obligated to make any further sales of the 2022 ATM Shares under the 2022 ATM Agreement. The offering of the 2022 ATM Shares pursuant to the 2022 ATM Agreement will terminate upon the termination of the 2022 ATM Agreement by Wainwright or us, as permitted therein.

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

Financings During the Fiscal Year Ended March 31, 2024:

In the fiscal year ended March 31, 2024, we raised aggregate net proceeds of $1,322,383, net of $34,118 in commissions to Wainwright and $8,202 in other offering expense, through the sale of 296,056 shares of our common stock at an average price of $4.47 per share under the 2022 ATM Agreement.

Financings During the Fiscal Year Ended March 31, 2023:

During the fiscal year ended March 31, 2023, we raised aggregate net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of 748,084 shares of our common stock at an average price of $11.93 per share under the 2022 ATM Agreement.

Material Cash Requirements

We expect our clinical trial expenses for the planned oncology trials in Australia and India to increase for the foreseeable future. Those increases in clinical trial expenses include the cost of manufacturing additional Hemopurifiers.

In addition, we have entered into leases for our headquarters, laboratory and manufacturing facilities. We expect our rent payments to continue to increase for the foreseeable future.

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

As a result of global events, political changes, bank failures, actual or perceived changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.

While we currently have over $9.1 million in cash and cash equivalents and have been carrying out certain expense reductions since November 2023, our planned additional expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses; therefore there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

We do plan to access the equity markets for additional capital, however, there can be no assurance that we will be able to access such additional capital.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	For the year ended
	March 31, 2024	March 31, 2023
Cash (used in) provided by:
Operating activities	$(10,130)	$(10,505)
Investing activities	(251)	(943)
Financing activities	1,288	8,915
Effect of exchange rate on cash	2	(6)
Net decrease in cash	$(9,091)	$(2,539)

Net Cash Used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $10,130,000 in fiscal 2024, compared to net cash used in operating activities of approximately $10,505,000 in fiscal 2023, a decrease of approximately $375,000. The decrease in cash flows was primarily driven by a positive change in our working capital items of $413,000 mainly from the increase in accounts payable and accrued expenses offset by an increase in net loss of approximately $38,000 before non-cash items.

Net Cash Used in Investing Activities

During the fiscal years ended March 31, 2024 and 2023, we purchased approximately $251,000 and $943,000 of equipment, respectively.

Net Cash from Financing Activities

Net cash generated from financing activities decreased from approximately $8,915,000 in the fiscal year ended March 31, 2023 to approximately $1,288,000 in the fiscal year ended March 31, 2024.

In the fiscal year ended March 31, 2024, we raised approximately $1,322,383 from the issuance of common stock, which was partially offset by the use of approximately $35,000 to pay for the tax withholding on the issuance of restricted stock units, or RSUs. During the fiscal year ended March 31, 2023, we raised $8,927,211 from the issuance of common stock, which was partially offset by the use of approximately $12,000 to pay for the tax withholding on the issuance of RSUs.

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

There were no accounting estimates in the year ended March 31, 2024 with a high degree of uncertainty or amounts that are with a high likelihood to change from period to period that would materially impact the presentation of our financial statements for the year ended March 31, 2024.

Share-based Compensation

We account for share-based compensation awards using the fair-value method and record such expense based on the grant date fair value in the consolidated financial statements over the requisite service period.

RSU Grants to Non-Employee Directors

The Company maintains the Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, which provides for cash and equity compensation for persons serving as non-employee directors of the Company. Under this policy, each new director receives either stock options or a grant of RSUs upon appointment/election, as well as either an annual grant of stock options or of RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

On April 16, 2024, our Board of Directors approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board of Directors. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board of Directors, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.52 per share for the RSUs granted in April 2024. As a result, in April 2024 the four eligible directors were each granted an RSU in the amount of 32,894 shares under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

There were no vested RSUs outstanding as of March 31, 2024.

Recent Events

On May 17, 2024, we closed a public offering pursuant to which we sold an aggregate of: (i) 2,450,000 shares of our common stock and accompanying Class A warrants to purchase up to 2,450,000 shares of common stock and Class B warrants to purchase up to 2,450,000 shares of common stock, at a combined public offering price of $0.58 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 5,650,000 shares of common stock and accompanying Class A warrants to purchase up to 5,650,000 shares of common stock and Class B warrants to purchase up to 5,650,000 shares of common stock, at a combined public offering price of $0.579 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock, and accompanying warrants less the $0.001 per share exercise price of each such pre-funded warrant.

The Class A and Class B warrants each have an exercise price of $0.58 per share, are immediately exercisable, and, in the case of Class A warrants, will expire on May 17, 2029, and in the case of Class B warrants, will expire on May 19, 2025. The exercise price of the Class A and Class B warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such warrants. Maxim Group LLC acted as the exclusive placement agent for the offering.

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include clinical trial expenses, research and development expenses, capital expenditures and working capital.

In June 2024, holders of Class A and Class B warrants exercised 295,000 shares and 2,875,000 shares, respectively, for total proceeds of $1,838,600.

RSU Grants

In April 2024, our Board of Directors approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board of Directors. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board of Directors, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.52 per share for the April 2024 RSU grants. As a result, in April 2024 the four eligible directors were each granted an RSU in the amount of 32,894 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer (who is our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to the material weaknesses described below.

Description of Material Weaknesses

Based on such evaluation, management identified a material weakness in the segregation of duties within our financial systems. Specifically, user access controls were not sufficiently maintained to properly restrict both user and privileged access to financial applications within our accounting software system to initiate, record and approve entries. Also noted that check stock was secured in an authorized signatory’s office.

It is difficult to design and maintain appropriate segregation of duties in the initiation, recording, and approval of transactions within financial systems with a limited number of personnel. This, coupled with management having not designed and maintained user access controls that adequately restrict user and privileged access to financial applications, and the absence of sufficient other mitigating controls, created a segregation of duties weakness which could potentially have resulted in a material misstatement. Management has identified remediation actions that may require the addition of personnel to the finance and accounting function or a change in accounting software, which will allow the Company to design the control environment in a manner that provides effective segregation of duties. Management has identified certain actions beyond staff changes or accounting software changes. As of May 2024, the accounting software was updated, and distinct user roles were created. Transactions are recorded by personnel who are independent of those who initiate them and are approved by separate personnel who are independent of those who record them. Additionally, check stock was relocated in November 2023.

During 2017 through 2020, the Company incorrectly recorded accrued commission liability of approximately $404,000. The Company reversed accrued commission liability of approximately $404,000 during the year ended March 31, 2024 related to this error in accounting under U.S. GAAP. The Company originally failed to correctly apply appropriate accounting principles in recording the transaction, and the error was not detected and corrected in a timely manner, resulting in an adjustment to the financial statements.

Management has discussed with counsel appropriate measures to record such potential commission liabilities in the future and will implement a quarterly review of all accruals. The reversal of the accrued commission liability into equity as of March 31, 2024 corrected the impact of the error. The Company is in the process of implementing quarterly review controls over review and assessment of accruals. This plan, with oversight from our Audit Committee, is in the process of implementation in response to the identified material weakness.

Limitation on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. No evaluation of internal control can provide absolute assurance that all internal control issues and instances of fraud, if any, within a company are detected. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 27, 2024, we received a letter, or Notice, from The Nasdaq Stock Market, or Nasdaq, advising us that for 31 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “AEMD.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement, or the Grace Period, subject to a potential 180 calendar day extension, as described below. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days within the Grace Period.

If we do not achieve compliance with the Minimum Bid Requirement by December 24, 2024, the end of the Grace Period, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, we would be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report and incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act. If our Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

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

We maintain a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.aethlonmedical.com on the “Governance” page of the section titled “Investors.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

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

(a)(3) Exhibits required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

4.8	Form of Placement Agent Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.4	May 17, 2024

4.9	Description of Aethlon Medical, Inc.’s Securities.	10-K	001-37487	4.16	June 25, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.1++	Aethlon Medical, Inc. Amended and Restated Non-Employee Director Compensation Policy, as Modified on February 10, 2022.	10-Q	001-37487	10.2	February 14, 2022

10.2++	Employment Agreement, by and between Aethlon Medical, Inc. and James Frakes, dated December 12, 2018.	10-Q	001-37487	10.3	February 11, 2019

10.3++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and James B. Frakes.	8-K	001-37487	10.1	December 22, 2023

10.4++	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-37487	10.4	February 11, 2019

10.5++	Form of Option Grant Agreement for Officers and Directors.	10-Q	001-37487	10.5	February 11, 2019

10.6++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors.	10-Q	001-37487	10.6	February 11, 2019

10.7++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives.	10-Q	001-37487	10.7	February 11, 2019

10.8	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	001-37487	10.27	November 15, 2019

10.9++	Aethlon Medical, Inc. 2020 Equity Incentive Plan, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	99.1	September 19, 2022

10.10++	Employment Agreement between the Company and Dr. Fisher, dated October 30, 2020.	8-K	001-37487	10.2	November 3, 2020

10.11++	Separation Agreement between the Company and Dr. Fisher, effective as of November 27, 2023.	8-K	001-37487	10.1	November 27, 2023

10.12	Lease, by and between the Company and San Diego Inspire 1, LLC. and San Diego Inspire 2, LLC, effective December 7, 2020.	10-Q	001-37487	10.3	February 10, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.13++	Executive Employment Agreement between the Company and Guy Cipriani, dated January 1, 2021.	10-Q	001-37487	10.5	February 10, 2021

10.14++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and Guy F. Cipriani.	8-K	001-37487	10.2	December 22, 2023

10.15++	Executive Employment Agreement between the Company and Steven P. LaRosa, MD, dated January 4, 2021.	10-Q	001-37487	10.6	February 10, 2021

10.16++	Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated February 1, 2023.	10-Q	001-37487	10.1	February 13, 2023

10.17	Lease between Aethlon Medical, Inc. and San Diego Inspire 5, LLC, effective October 27, 2021.	10-Q	001-37487	10.1	November 9, 2021

10.18	At the Market Offering Agreement, dated March 24, 2022, by and between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-37487	1.1	March 24, 2022

10.19++	Amendment No. 1 to Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated May 1, 2023.	10-K	001-37487	10.18	June 28, 2023

21.1	List of Subsidiaries.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
97.1	Incentive Compensation Recoupment Policy.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)					X

__________________

++	Indicates management contract or compensatory plan.
*	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 2024.

By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES INTERIM CHIEF EXECUTIVE OFFICER CHIEF FINANCIAL OFFICER.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James B. Frakes his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. FRAKES	Interim Chief Executive Officer and Chief Financial Officer, Principal Executive Officer, Principal Financial and Accounting Officer and Director	June 27, 2024
James B. Frakes

/s/ EDWARD G. BROENNIMAN	Chairman and Director	June 27, 2024
Edward G. Broenniman

/s/ CHETAN S. SHAH	Director	June 27, 2024
Chetan S. Shah, M.D.

/s/ ANGELA ROSSETTI	Director	June 27, 2024
Angela Rossetti

/s/ NICOLAS GIKAKIS	Director	June 27, 2024
Nicolas Gikakis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aethlon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aethlon Medical, Inc. and its subsidiary (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has recurring losses from operations, an accumulated deficit, expects to incur losses for the foreseeable future and requires additional working capital. These are the reasons that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2001.

San Diego, California

June 27, 2024

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,441,978	$14,532,943
Deferred offering costs	277,827	–
Prepaid expenses and other current assets	505,983	557,623

TOTAL CURRENT ASSETS	6,225,788	15,090,566

Property and equipment, net	1,015,229	1,144,004
Right-of-use lease asset, net	883,054	1,151,909
Patents, net	1,100	1,650
Restricted cash	87,506	87,506
Deposits	33,305	33,305

TOTAL ASSETS	$8,245,982	$17,508,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$777,862	$432,889
Due to related parties	546,434	214,221
Lease liability, current portion	290,565	269,386
Other current liabilities	215,038	588,592

TOTAL CURRENT LIABILITIES	1,829,899	1,505,088

Lease liability, less current portion	649,751	939,642

TOTAL LIABILITIES	2,479,650	2,444,730

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 60,000,000 shares authorized at March 31, 2024 and 2023; 2,629,725 and 2,299,259 shares issued and outstanding at March 31, 2024 and 2023, respectively	2,629	2,299
Additional paid-in capital	160,337,371	157,426,606
Accumulated other comprehensive loss	(6,940)	(6,141)
Accumulated deficit	(154,566,728)	(142,358,554)

TOTAL AETHLON MEDICAL, INC. STOCKHOLDERS’ EQUITY BEFORE NONCONTROLLING INTERESTS	5,766,332	15,064,210

TOTAL STOCKHOLDERS’ EQUITY	5,766,332	15,064,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,245,982	$17,508,940

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended March 31,
	2024	2023
REVENUES:
Government contract and grant revenue	$–	$574,245
Total revenues	–	574,245

OPERATING COSTS AND EXPENSES
Professional fees	3,526,926	3,548,028
Payroll and related expenses	5,206,451	4,443,552
General and administrative	3,903,191	4,481,303
Total operating expenses	12,636,568	12,472,883

OPERATING LOSS	(12,636,568)	(11,898,638)

OTHER EXPENSE (INCOME)
Loss on dissolution of subsidiary	–	142,121
Interest income and other	(428,394)	(10,973)
Other expense (income)	(428,394)	131,148

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(12,208,174)	(12,029,786)

Basic and diluted net loss per share attributable to common stockholders	$(4.86)	$(5.86)

Weighted average number of common shares outstanding - basic and diluted	2,512,774	2,053,744

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(12,208,174)	(12,029,786)

OTHER COMPREHENSIVE LOSS	(799)	(6,141)

COMPREHENSIVE LOSS	$(12,208,973)	$(12,035,927)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE - MARCH 31, 2022	1,541,926	$1,542	$147,460,747	$(130,329,181)	$–	$(141,708)	$16,991,400

Issuances of common stock for cash under at the market program	748,084	748	8,926,463	–	–	–	8,927,211

Issuance of common shares upon vesting of restricted stock units and net stock option exercise	9,249	9	(12,502)	–	–	–	(12,493)

Loss on dissolution of subsidiary	–	–	–	–	–	142,121	142,121

Stock-based compensation expense	–	–	1,051,898	–	–	–	1,051,898

Net loss	–	–	–	(12,029,373)	–	(413)	(12,029,786)

Other comprehensive loss	–	–	–	–	(6,141)	–	(6,141)

BALANCE - MARCH 31, 2023	2,299,259	$2,299	$157,426,606	$(142,358,554)	$(6,141)	$–	$15,064,210

Issuances of common stock for cash under at the market program	296,056	296	1,322,087	–	–	–	1,322,383

Rounding for reverse split	32	–	–	–	–	–	–

Issuance of common shares upon vesting of restricted stock units	34,378	34	(34,812)	–	–	–	(34,778)

Reversal of accrued commission liability (see Note 6)	–	–	404,120	–	–	–	404,120

Stock-based compensation expense	–	–	1,219,370	–	–	–	1,219,370

Net loss	–	–	–	(12,208,174)	–	–	(12,208,174)

Other comprehensive loss	–	–	–	–	(799)	–	(799)

BALANCE - MARCH 31, 2024	2,629,725	$2,629	$160,337,371	$(154,566,728)	$(6,940)	$–	$5,766,332

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	Years Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,208,174)	$(12,029,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359,057	240,892
Stock-based compensation	1,219,370	1,051,898
Loss on disposal of property, plant and equipment	21,135	–
Loss on dissolution of Subsidiary	–	142,121
Non-cash lease expense	143	24,408

Changes in operating assets and liabilities:
Accounts receivable	–	127,965
Prepaid expenses and other current assets	(10,232)	398,169
Accounts payable and other current liabilities	156,678	(174,727)
Deferred revenue	–	(344,547)
Due to related parties	332,213	58,479
Net cash used in operating activities	(10,129,810)	(10,505,128)

Cash flows from investing activities:
Purchases of property and equipment	(250,867)	(943,109)
Net cash used in investing activities	(250,867)	(943,109)

Cash flows from financing activities:
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(34,778)	(12,493)
Net proceeds from the issuance of common stock	1,322,383	8,927,211
Net cash provided by financing activities	1,287,605	8,914,718

Effect of Exchange Rate on Changes on Cash	2,107	(5,957)

Net decrease in cash and restricted cash	(9,090,965)	(2,539,476)

Cash and restricted cash at beginning of year	14,620,449	17,159,925

Cash and restricted cash at end of year	$5,529,484	$14,620,449

Supplemental information of non-cash investing and financing activities:
Initial recognition of right-of-use lease asset and lease liability	$–	$625,471
Issuance of shares under vested restricted stock units, net stock option exercises and unvested share issuance for services	$35	$92
Reversal of accrued commission liability (see Note 6)	$404,120	$–
Deferred offering costs not yet paid	$219,117	$–

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,441,978	$14,532,943
Restricted cash	87,506	87,506
Cash and restricted cash	$5,529,484	$14,620,449

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing the Hemopurifier, a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections and for use in organ transplantation. In human studies, 164 sessions with 38 patients, the Hemopurifier was safely utilized and demonstrated the potential to remove life-threatening viruses. In pre-clinical studies, the Hemopurifier has demonstrated the potential to remove harmful exosomes and exosomal particles from biological fluids, utilizing its proprietary lectin-based technology. This action has potential applications in cancer, where exosomes and exosomal particles may promote immune suppression and metastasis, and in life-threatening infectious diseases. The U.S. Food and Drug Administration, or FDA, has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

Oncology

We believe the Hemopurifier may be a substantial advancement in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful exosomes and exosomal particles that promote the growth and spread of tumors. In October 2022, we formed a wholly-owned subsidiary in Australia to initially conduct oncology-related clinical research, then seek regulatory approval and commercialize our Hemopurifier in Australia. We are currently working with our contract research organization, or CRO, on preparations to conduct a clinical trial in Australia in patients with solid tumors, including head and neck cancer, and gastrointestinal cancers.

In January 2023, we entered into an agreement with North American Science Associates, LLC, or NAMSA, a world leading medical technology CRO offering global end-to-end development services, to oversee our planned clinical trials investigating the Hemopurifier for oncology indications. Pursuant to the agreement, NAMSA agreed to manage our planned clinical trials of the Hemopurifier for patients in the United States and Australia with various types of cancer tumors.

We recently completed an in vitro binding study of relevant oncology targets, to provide pre-clinical evidence to support our trial design and translational endpoints. Our study indicated positive results from this study, providing evidence that our Hemopurifier removes extracellular vesicles, or EVs, from plasma. This translational study provides pre-clinical evidence to support our planned phase 1 safety, feasibility and dose-finding clinical trials of our Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. In addition to an interested initial trial site in India, we had three interested sites in Australia that were awaiting our completion of this in vitro binding study. We added the data from this study to our Clinical Investigator Brochure and submitted that brochure to the Ethics Committee of Royal Adelaide Hospital in Australia and in June 2024, we received approval for our proposed phase 1 oncology trial from the Ethics Committee from Royal Adelaide Hospital. We are currently in the process of applying to the Ethics Committees of the two additional interested clinical trial sites in Australia and the site in India.

Life-Threatening Viral Infections

We also believe that the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis-C and Ebola.

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

We believe the Hemopurifier can be part of the treatment of severe SARS-CoV-2 viremia/COVID-19, or COVID-19, cases. COVID viremia is detected in approximately 34% of patients and is associated with severity, requirement for intensive care unit, or ICU, stay, development of multi-organ failure and poor outcomes. EVs and exosomal miRNAs may play a role in the spread of infection as well as ongoing inflammation, development of coagulopathy and lung injury. Our proprietary Galanthus nivalis agglutinin, or GNA, affinity resin has been shown to bind multiple clinically relevant SARS-CoV-2 variants. Furthermore, studies have demonstrated in vitro removal of seven SARS-CoV2 variants (104 PFU/mL) in phosphate buffered saline passed over a column of GNA affinity resin (1g) three times, with capture efficiencies between 53% and 89%.

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption, or IDE, for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a new feasibility study. That study was designed to enroll up to 40 subjects at up to 20 centers in the United States. Subjects were to have established laboratory diagnosis of COVID-19, be admitted to an intensive care unit, or ICU, and have acute lung injury and/or severe or life-threatening disease, among other criteria. Endpoints for this study, in addition to safety, included reduction in circulating virus as well as clinical outcomes (NCT # 04595903). In January 2021, the Hemopurifier was used to treat a viremic patient, under our emergency use approval, with a predicted risk of mortality of 80% and the Hemopurifier was able to reduce the patient’s SARS-CoV-2 plasma viral load by 58.4%. In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to the lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022. However, our IDE for this indication remains open, as we have an active COVID-19 trial in India and wish to preserve the option of enrolling patients if the situation with COVID-19 changes.

Under Single Patient Emergency Use regulations, Aethlon has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We previously reported a disruption in our Hemopurifier supply, as our then existing supply of Hemopurifiers expired on September 30, 2022 and, also as previously disclosed, we are dependent on FDA approval of qualified suppliers to manufacture our Hemopurifier. We recently completed final testing in order to begin manufacturing Hemopurifiers at our new manufacturing facility in San Diego, California for use in planned U.S. clinical trials, using GNA from our current supplier. In April 2024, we received a notice of approval from the FDA for our IDE supplement to add our San Diego manufacturing facility and we now are able to manufacture Hemopurifiers at this site. We also have sufficient Hemopurifiers on hand for use in our planned Australia and India oncology trials. Our intended transition to a new supplier for GNA, a component of our Hemopurifier, continues to be delayed as we work with the FDA for approval of our supplement to our IDE, which is required to make this manufacturing supplier change. We are working with the FDA to qualify this second supplier of our GNA.

We also obtained ethics review board, or ERB, approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location.

In May 2023, we received ERB approval from the MAMC, for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government.

We now have two sites in India for this trial with the Medanta Medicity Hospital and Maulana Azad Medical College, or MAMC. One patient has been treated to date; however, we have been informed by our CRO that a new COVID-19 subvariant was detected in India recently. Our COVID-19 trial in India remains open in the event that there are COVID-19 admissions to the ICUs at our sites in India.

Organ Transplantation

Additionally, based on preclinical data with acellular kidney perfusates, we believe that the Hemopurifier has potential applications in organ transplantation. We are investigating whether the Hemopurifier, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses, exosomes, RNA molecules, cytokines, chemokines and other inflammatory molecules from recovered organs. We initially are focused on recovered kidneys from deceased donors. We have previously demonstrated the removal of multiple viruses and exosomes and exosomal particles from buffer solutions, in vitro, utilizing a scaled-down version of our Hemopurifier and believe this process could reduce transplantation complications by improving graft function, reducing graft rejection, maintaining or improving organ viability prior to transplantation, and potentially reducing the number of kidneys rejected for transplant.

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

Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

 .

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

LIQUIDITY AND GOING CONCERN

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $154,566,728 as of March 31, 2024. During the year ended March 31, 2024, the Company generated a net loss of approximately $12,208,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. While the Company currently has over $9.1 million in cash and cash equivalents and have been carrying out certain expense reductions since November 2023; our planned additional expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses, therefore there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

The Company’s ability to execute its current operating plan depends on its ability to reduce expenses and obtain additional funding via the sale of equity, or other sources of capital. The Company plans to continue actively pursuing financing alternatives, however, there can be no assurance that it will obtain the necessary funding, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd, as well as its previously majority-owned subsidiary, ESI, which dissolved in September 2022. Operations in our Australian subsidiary is recorded in their functional currency. The results of operations for our Australian subsidiary are translated from functional currency into U.S. dollars using the current exchange rate on the date the expense was recognized. Assets and liabilities are translated using the period end exchange rates. The U.S dollar effects that arise from translating the net assets of are recorded in other comprehensive income (loss). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial statements as of and for the fiscal years ended March 31, 2024 and 2023, and the consolidated statement of cash flows for the fiscal years ended March 31, 2024 and 2023.

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

For the fiscal years ended March 31, 2024 and March 31, 2023 our cash and cash equivalents were comprised of the following instruments:

	For the year ended
	March 31, 2024	March 31, 2023
Cash in US bank checking account	$697,908	$575,766
Cash equivalents held in US Treasury bills	4,736,469	13,910,973
Cash in Australian bank checking account	7,601	46,204
Total cash and cash equivalents	$5,441,978	$14,532,943

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one US financial institution in a checking account. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2024 cash balances were approximately $568,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash in that checking account.

At March 31, 2024, we maintained cash equivalents of approximately $4.7 million in US Treasury bills with maturities of less than three months. We do not believe that the Company is exposed to any significant risk with respect to its cash equivalents since they represent US government risk.

Cash is maintained at one Australian financial institution in checking accounts. Accounts at this institution are secured by the Financial Claims Scheme for up to Australian $250,000. Our March 31, 2024 Australian cash balance was below that threshold.

We did not have any revenue in fiscal year ended March 31, 2024. All of our revenue in the fiscal year ended March 31, 2023 related to our government contracts. We did not have any accounts receivable at March 31, 2024.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. We record a valuation allowance for deferred tax assets when, based on our best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized. Management has provided a full valuation allowance against the Company’s net deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed to not meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the consolidated financial statements as of March 31, 2024 and 2023.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2024 and 2023.

LOSS PER SHARE

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

As of March 31, 2024 and 2023, a total of 124,028 and 204,501 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, or RSUs, and warrants were excluded as their inclusion would be antidilutive.

DEFERRED OFFERING COSTS

Specific incremental costs directly attributable to an actual offering of securities may be deferred and charged against the gross proceeds of the offering. As of March 31, 2024, approximately $278,000 of costs have been deferred.

REVENUE RECOGNITION

We did not recognize revenue in fiscal year ended March 31, 2024. Our revenues in the fiscal year ended March 31, 2023 consisted entirely of amounts earned under contracts and grants with the National Institutes of Health, or NIH. During the fiscal year ended March 31, 2023, we recognized revenues totaling $574,245 under such contracts. We have concluded that these agreements are not within the scope of ASC Topic, 606, Revenue from Contracts with Customers, or Topic 606, as the NIH grants and contracts do not meet the definition of a “customer” as defined by Topic 606. Prior to the effective date of ASC Topic 606, which for the Company was April 1, 2018, we accounted for our grant/contract revenues under the Milestone Method as prescribed by the legacy guidance of ASC 605-28, Revenue Recognition – Milestone Method, or Milestone Method. In the absence of other applicable guidance under US GAAP, effective April 1, 2018, we elected to continue to use the Milestone Method by analogy to recognize revenue under these grants/contracts.

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

We have recognized revenue under the following contract/grant:

Phase 2 Melanoma Cancer Contract

On September 12, 2019, the National Cancer Institute, or NCI, part of the NIH, awarded to us a SBIR Phase II Award Contract, for NIH/NCI Topic 359, entitled “A Device Prototype for Isolation of Melanoma Exosomes for Diagnostics and Treatment Monitoring”, or the Award Contract. The Award Contract amount was $1,860,561 and, as amended, ran for the period from September 16, 2019 through September 15, 2022.

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

The Award Contract ended on September 15, 2022 and we presented the required final report to the NCI. As the NCI completed its close out review of the contract, we recognized as revenue $574,245 in fiscal year ended March 31, 2023.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2024 and 2023:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023
Vesting of Stock Options and Restricted Stock Units	$1,219,370	$1,051,898
Total Stock-Based Compensation Expense	$1,219,370	$1,051,898

Weighted average number of common shares outstanding – basic and diluted	2,512,774	2,053,744

Basic and diluted loss per common share	$(0.49)	$(0.51)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2024 was insignificant.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $2,520,000 and $2,745,000 of research and development expenses for the years ended March 31, 2024 and 2023, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating if the adoption of this new standard will have a material effect on our disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The adoption of ASU No. 2016-13 for smaller reporting companies that did not previously early adopt was January 1, 2023. The Company maintained US Treasury bills with maturities of less than three months and expects zero credit losses from these securities. As a result, the Company did not record an allowance for expected credit losses.

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2024	March 31, 2023
Furniture and office equipment, at cost	$1,112,648	$989,987
Leasehold improvements	893,131	888,224
Accumulated depreciation	(990,550)	(734,207)
Fixed Assets, net	$1,015,229	$1,144,004

Depreciation expense for the fiscal years ended March 31, 2024 and 2023 was $358,507 and $240,342, respectively.

3. PATENTS, NET

Patents, net consist of the following:

	March 31, 2024	March 31, 2023
Issued patents	$157,442	$157,442
Accumulated amortization	(156,342)	(155,792)
Issued patents, net of accumulated amortization	1,100	1,650
Patents, net	$1,100	$1,650

Amortization expense for our capitalized issued patents for each of the fiscal years ended March 31, 2024 and 2023 was $550. As only one capitalized patent remains to be amortized, future amortization expense on patents is estimated to be approximately $550 per year based on the estimated life of the patent. The weighted average remaining life of our remaining capitalized patent is approximately 2.0 years.

4. EQUITY TRANSACTIONS

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

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2024.

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into an At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement.

The offering was registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-259909), as previously filed with the Securities and Exchange Commission, or SEC, and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock, or the 2022 ATM Shares, having an aggregate offering price of up to $15,000,000, which was subsequently and most recently updated pursuant to our prospectus supplement, dated September 29, 2022, filed with the SEC that provides for the sale of 2022 ATM Shares having an aggregate offering price of up to $6,625,000. As of March 31, 2024, $5,302,617 of 2022 ATM Shares remained available for sale under the 2022 ATM Agreement.

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

We are not obligated to make any further sales of the 2022 ATM Shares under the 2022 ATM Agreement. The offering of the 2022 ATM Shares pursuant to the 2022 ATM Agreement will terminate upon the termination of the 2022 ATM Agreement by Wainwright or us, as permitted therein.

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

In the fiscal year ended March 31, 2024, we raised aggregate net proceeds of $1,322,383 net of $34,118 in commissions to Wainwright and $8,202 in other offering expense, through the sale of 296,056 shares of our common stock at an average price of $4.47 per share under the 2022 ATM Agreement.

RSU Grants to Non-Employee Directors

In April 2023, the Compensation Committee of the Board, or Compensation Committee, approved, pursuant to the terms of the Company’s Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board of Directors of the Company, or Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $4.30 per share for the April 2023 RSU grants. As a result, in April 2023 the three eligible directors were each granted an RSU in the amount of 11,628 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

Unvested RSUs covering 4,885 shares of common stock were outstanding as of March 31, 2024.

Equity Transactions in the Fiscal Year Ended March 31, 2023.

During the fiscal year ended March 31, 2023, we raised net proceeds of $8,927,211, net of $229,610 in commissions to Wainwright and $27,153 in other offering expense, through the sale of 748,084 shares of our common stock at an average price of $11.90 per share under the 2022 ATM Agreement.

RSU Grants to Non-Employee Directors

The Compensation Committee approved, effective as of April 1, 2022, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs to each of the two non-employee directors of the Company then serving on the Board, and the grant of an RSU for the then newly appointed non-employee director. The RSU grants were made subject to stockholder approval of an increase of 1,800,000 shares of common stock authorized for issuance under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2022 Annual Meeting of Stockholders. The increase was approved at the Company’s 2022 Annual Meeting of Stockholders held in September 2022. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $14.60 per share as of April 1, 2022. The two then-current eligible directors each was granted a contingent RSU in the amount of 3,425 shares under the 2020 Plan and the then newly appointed director received a contingent RSU grant for 5,137 shares under the 2020 Plan. The RSUs were subject to vesting in three installments, 50% on September 30, 2022, and 25% on each of December 31, 2022, and March 31, 2023, subject to the recipient's continued service with the Company on each such vesting date.

There were no vested RSUs outstanding as of March 31, 2023.

WARRANTS:

We did not issue any warrants during the fiscal years ended March 31, 2024 and 2023.

A summary of the aggregate warrant activity for the years ended March 31, 2024 and 2023 is presented below:

	Fiscal Year Ended March 31,
	2024			2023
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	32,676		$20.09	57,678		$112.11
Granted	–	$	N/A	–	$	N/A
Exercised	–	$	N/A	–	$	N/A
Cancelled/Forfeited	–	$	N/A	(25,002)		$232.38
Outstanding, end of year	32,676		$20.09	32,676		$20.09
Exercisable, end of year	32,676		$20.09	32,676		$20.09
Weighted average estimated fair value of warrants granted		$	N/A		$	N/A

The detail of the warrants outstanding and exercisable as of March 31, 2024 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$18.75 or Below	20,217	.71	$15.66	20,217	$15.66
$25.00 - $27.50	12,459	.81	$27.28	12,459	$27.28
	32,676			32,676

The detail of the warrants outstanding and exercisable as of March 31, 2023 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$18.75 or Below	20,217	1.71	$15.66	20,217	$15.66
$25.00 - $27.50	12,459	1.81	$27.28	12,459	$27.28
	32,676			32,676

STOCK-BASED COMPENSATION:

2020 EQUITY INCENTIVE PLAN

In September 2020, our stockholders approved the adoption of the 2020 Plan, to provide incentives to attract, retain and motivate employees, directors and consultants, whose present and potential contributions are important to our success, by offering them an opportunity to participate in our future performance through awards of options, the right to purchase common stock, stock bonuses and stock appreciation rights and other awards. We initially authorized a total of 168,182 common shares for issuance under the 2020 Plan pursuant to stock option grants, RSUs or other forms of stock-based compensation.

In September 2022, our stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2020 Plan by 180,000 shares. As of March 31, 2024, there were 200,948 shares available under the 2020 Plan.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

The Company maintains the Director Compensation Policy which provides for cash and equity compensation for persons serving as non-employee directors of the Company. Under this policy, each new non-employee director receives either stock options or a grant of RSUs upon appointment/election, as well as either an annual grant of stock options or of RSUs at the beginning of each fiscal year. The (i) stock options are subject to vesting and (ii) RSUs are subject to vesting and represent the right to be issued on a future date shares of our common stock upon vesting.

Please see above under the heading "Equity Transactions in the Fiscal Year Ended March 31, 2024—RSU Grants to Non-Employee Directors" for disclosure regarding equity awards under the Director Compensation Policy during the fiscal year ended March 31, 2024.

STOCK OPTION ACTIVITY

During the fiscal year ended March 31, 2024, we did not issue stock option grants. The assumptions used in estimating the fair value of stock options in the fiscal year ended March 31, 2023 included volatility ranging from 136.1% to 140%, a 0% dividend rate, and risk-free rates between 1.49% and 2.14%. The weighted average expected volatility was 138.07%

Options outstanding that were vested as of March 31, 2024 and options that are expected to vest subsequent to March 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	57,813	$19.41	6.96
Expected to vest	28,653	$15.01	7.78
Total	86,466

The following is a summary of the stock options outstanding at March 31, 2024 and 2023 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2024			2023
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding, beginning of year	171,825		$22.4	166,595		$23.1
Granted	–		$–	12,222		$9.50
Cancelled/Forfeited	(85,359)		$26.89	(6,992)		$17.70
Outstanding, end of year	86,466		$17.95	171,825		$22.4
Exercisable, end of year	57,813		$19.41	75,554		$24.5
Weighted average estimated fair value of options granted		$	N/A		$	N/A

There were no stock option grants during the fiscal year ended March 31, 2024. There were 12,222 stock options granted during the fiscal year ended March 31, 2023. The weighted average grant date fair value of stock options granted during the fiscal year ended March 31, 2023 was $61,146. There were 54,428 RSUs granted during the fiscal year ended March 31, 2024. The weighted average grant date fair value of RSUs granted during the fiscal year ended March 31, 2024 was $58,333. There were no stock option exercises during the fiscal years ended March 31, 2024 and 2023.

The table below summarizes nonvested stock options as of March 31, 2024 and changes during the year ended March 31, 2024.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2023	96,273	$19.99
Vested	(21,934)	$1.59
Forfeited	(45,686)	$2.55
Nonvested stock options at March 31, 2024	28,653

The detail of the options outstanding and exercisable as of March 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.90 - $16.80	62,204	7.48 years	$13.24	38,589	$13.48
$25.20	24,178	6.76 years	$25.20	19,140	$25.20
$1,425.00	84	.18 years	$1,425.00	84	$1,425.00
	86,466			57,813

We recorded stock-based compensation expense related to RSU issuances and to options granted totaling $1,219,370 and $1,051,898 for the fiscal years ended March 31, 2024 and 2023, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2024 and 2023.

The table below summarizes restricted stock units as of March 31, 2024 and changes during the year ended March 31, 2024.

Shares
Nonvested RSUs at April 1, 2023	–
Granted	54,428
Vested	(34,378)

Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(15,165)
Nonvested RSUs at March 31, 2024	4,885

Our total stock-based compensation for fiscal years ended March 31, 2024 and 2023 included the following:

	Fiscal Year Ended
	March 31, 2024	March 31, 2023
Vesting of restricted stock units	$206,250	$175,000
Vesting of stock options	1,013,120	876,898
Total Stock-Based Compensation	$1,219,370	$1,051,898

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2024 was insignificant.

On March 31, 2024, our outstanding stock options had no intrinsic value since the closing price on that date of $1.68 per share was below the weighted average exercise price of our outstanding stock options.

At March 31, 2024, there was approximately $400,002 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.57 years.

5. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

For the fiscal year ended March 31, 2024 we accrued unpaid fees of $68,250 owed to our non-employee directors.

As a result of entering into a Separation Agreement effective November 27, 2023 with our former Chief Executive Officer, or CEO, Charles J. Fisher, M.D., or the Separation Agreement, we paid out accrued vacation of $53,076 to Dr. Fisher in the fiscal year ended March 31, 2024. That accrued vacation was previously recorded in the due to related parties account. In addition, pursuant to the terms of Dr. Fisher’s Executive Employment Agreement, we accrued $435,378 for cash severance payments payable monthly and COBRA payments to be paid monthly over a 12-month period that began on December 1, 2023.

Additionally, $393,139 of stock-based compensation was recorded during the fiscal year ended March 31, 2024 for the acceleration of vesting for 50% of then outstanding options held by Dr. Fisher at the time of his separation from the Company.

Amounts due to related parties were comprised of the following items:

	March 31, 2024	March 31, 2023
Accrued Board fees	$68,250	$57,000
Accrued vacation to all employees	167,973	157,221
Accrued separation expenses for former executive	310,211	–
Total due to related parties	$546,434	$214,221

6. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2024	March 31, 2023
Accrued professional fees	$215,038	$184,472
Accrued commission liability	–	404,120
Total other current liabilities	$215,038	$588,592

During 2017 through 2020, the Company incorrectly recorded accrued commission liability of approximately $404,000. The Company reversed accrued commission liability of approximately $404,000 during the year ended March 31, 2024.

7. INCOME TAXES

For the years ended March 31, 2024 and 2023, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2024 and 2023, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation allowance has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2024 and 2023 are shown below:

	YEAR ENDED MARCH 31,
	2024	2023
Deferred tax assets:
Research and development credit carryforwards	$3,442,000	$3,442,000
Capitalized research and development costs	646,000	519,000
Net operating loss carryforwards(1)	26,927,000	24,158,000
Stock compensation	2,244,000	1,903,000
Total deferred tax assets	33,259,000	30,022,000

Total deferred tax liabilities	–	–

Net deferred tax assets	33,259,000	30,022,000
Valuation allowance for deferred tax assets	(33,259,000)	(30,022,000)

Net deferred tax assets	$–	$–

 ______________

(1)	Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances.

At March 31, 2024, we had tax net operating loss carryforwards for federal and state purposes approximating $98 million and $91 million, respectively, portions of which began to expire in the year 2021. The indefinite position is approximately $36 million. Research and Development credits begin to expire in 2025.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2024 and 2023 due to the following:

	2024	2023

Income taxes (benefit) at federal statutory rate of 21.00%	$(2,564,000)	$(2,526,000)
Tax effect on non-deductible expenses and credits	2,000	2,000
True up items	(29,000)	57,000
Expiration of net operating loss carryforwards (1)	204,000	353,000
Change in valuation allowance	2,387,000	2,114,000
Income Tax Expense (Benefit)	$–	$–

 ______________

(1)	Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2024 and 2023, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2024 and 2023, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2024 or March 31, 2023.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

8. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have had the following material changes to our contractual obligations and commitments outside the ordinary course of business during the fiscal year ended March 31, 2024:

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,158. The current monthly base rent under the manufacturing component of the lease is $12,452.

The office, lab and manufacturing leases are coterminous with a remaining term of 36 months. The weighted average discount rate is 4.25%.

As of our March 31, 2024 balance sheet, we have a right-of-use lease asset of $883,054.

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next three fiscal years. All of our leases conterminously expire during the fiscal year ending March 31, 2027.

Fiscal Years Ended March 31,
2025	$323,812
2026	333,462
2027	343,352
Total minimum lease payments	1,000,626
Less amount representing imputed interest	(60,310)
Present value of minimum lease payments	$940,316

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

Overall, our rent expense, which is included in general and administrative expenses, approximated $420,353 and $519,000 for the fiscal years ended March 31, 2024 and 2023, respectively.

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

9. SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2024 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Public Offering

On May 17, 2024, we closed a public offering pursuant to which we sold an aggregate of: (i) 2,450,000 shares of our common stock and accompanying Class A warrants to purchase up to 2,450,000 shares of common stock and Class B warrants to purchase up to 2,450,000 shares of common stock, at a combined public offering price of $0.58 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 5,650,000 shares of common stock and accompanying Class A warrants to purchase up to 5,650,000 shares of common stock and Class B warrants to purchase up to 5,650,000 shares of common stock, at a combined public offering price of $0.579 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock, and accompanying warrants less the $0.001 per share exercise price of each such pre-funded warrant.

The Class A and Class B warrants each have an exercise price of $0.58 per share, are immediately exercisable, and, in the case of Class A warrants, will expire on May 17, 2029, and in the case of Class B warrants, will expire on May 19, 2025. The exercise price of the Class A and Class B warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such warrants. Maxim Group LLC acted as the exclusive placement agent for the offering.

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include clinical trial expenses, research and development expenses, capital expenditures and working capital.

In June 2024, holders of Class A and Class B warrants exercised 295,000 shares and 2,875,000 shares, respectively, for total proceeds of $1,838,600.

RSU Grants

In April 2024, the Board approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $1.52 per share for the April 2024 RSU grants. As a result, in April 2024 the four eligible directors were each granted an RSU in the amount of 32,894 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

