Form 10-Q
period 2024-06-30
AETHLON MEDICAL INC
filed 2024-08-14
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had outstanding 13,937,327 shares of common stock, $0.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,072,379	$5,441,978
Deferred Offering Cost	–	277,827
Prepaid expenses and other current assets	478,058	505,983
Total current assets	9,550,437	6,225,788

Property and equipment, net	929,306	1,015,229
Operating lease right-of-use asset	813,900	883,054
Patents, net	963	1,100
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$11,415,417	$8,245,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,068,134	$777,862
Due to related parties	732,518	546,434
Operating lease liability, current portion	296,093	290,565
Other current liabilities	32,203	215,038
Total current liabilities	2,128,948	1,829,899

Operating lease liability, less current portion	573,852	649,751
Total liabilities	2,702,801	2,479,650

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized as of June 30, 2024 and March 31, 2024; 13,937,327 and 2,629,725 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	13,937	2,629
Additional paid-in capital	165,844,620	160,337,371
Accumulated other comprehensive loss	(7,773)	(6,940)
Accumulated deficit	(157,138,168)	(154,566,728)

Total stockholders’ equity	8,712,616	5,766,332

Total liabilities and stockholders’ equity	$11,415,417	$8,245,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

OPERATING EXPENSES

Professional fees	$614,082	$976,638
Payroll and related expenses	1,254,802	1,123,239
General and administrative	751,974	1,308,283
Total operating expenses	2,620,858	3,408,160
OPERATING LOSS	(2,620,858)	(3,408,160)

OTHER INCOME
Interest income	49,418	125,981

NET LOSS	(2,571,440)	(3,282,179)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	(2,571,440)	(3,282,179)

OTHER COMPREHENSIVE LOSS	(833)	(994)

COMPREHENSIVE LOSS	$(2,572,273)	$(3,283,173)

Basic and diluted net loss per share attributable to common stockholders	$(0.34)	$(1.35)

Weighted average number of common shares outstanding – basic and diluted	7,457,888	2,431,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2024 and 2023

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE – MARCH 31, 2024	2,629,725	$2,629	$160,337,371	$(154,566,728)	$(6,940)	$–	$5,766,332
Issuances of common stock for public offering	8,100,000	8,100	3,531,807	–	–	–	3,539,907
Issuances of common stock for Class A and Class B warrant exercises	3,180,000	3,180	1,841,220	–	–	–	1,844,400
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	27,602	28	(5,106)	–	–	–	(5,078)
Stock-based compensation expense	–	–	139,328	–	–	–	139,328
Net loss	–	–	–	(2,571,440)	–	–	(2,571,440)
Other comprehensive loss	–	–	–	–	(833)	–	(833)
BALANCE – JUNE 30, 2024	13,937,327	$13,937	$165,844,620	$(157,138,168)	$(7,733)	$–	$8,712,616

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	EQUITY
BALANCE – MARCH 31, 2023	2,299,259	$2,299	$157,426,606	$(142,358,555)	$(6,141)	$–	$15,064,209
Issuances of common stock for cash under at the market program	177,891	178	1,085,941	–	–	–	1,086,119
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	6,397	7	(8,379)	–	–	–	(8,372)
Stock-based compensation expense	–	–	250,114	–	–	–	250,114
Net loss	–	–	–	(3,282,179)	–	–	(3,282,179)
Other comprehensive loss	–	–	–	–	(994)	–	(994)
BALANCE – JUNE 30, 2023	2,483,547	$2,484	$158,754,282	$(145,640,734)	$(7,135)	$–	$13,108,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2024 and 2023

(Unaudited)

	Three months Ended June 30, 2024	Three months Ended June 30, 2023

Cash flows used in operating activities:
Net loss	$(2,571,440)	$(3,282,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,060	90,325
Stock based compensation	139,328	250,114
Accretion of right-of-use operating lease asset	(1,217)	1,238
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	89,872	146,409
Accounts payable and other current liabilities	323,776	334,613
Deferred revenue	–	–
Due to related parties	186,084	(22,907)
Net cash used in operating activities	(1,747,537)	(2,482,387)

Cash flows used in investing activities:
Purchases of property and equipment	–	(230,383)
Net cash used in investing activities	–	(230,383)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	3,539,907	1,086,119
Proceeds from the issuance of common stock upon Class A and Class B warrant exercises	1,844,400	–
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(5,078)	(8,372)
Net cash provided by financing activities	5,379,229	1,077,747

Effect of exchange rate on changes on cash	(1,290)	(186)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,630,402	(1,635,209)

Cash, cash equivalents and restricted cash at beginning of period	5,529,483	14,620,449

Cash, cash equivalents and restricted cash at end of period	$9,159,885	$12,985,240

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$28	$64

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$9,072,379	$12,897,734
Restricted cash	87,506	87,506
Cash, cash equivalents and restricted cash	$9,159,885	$12,985,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

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

We recently completed an in vitro binding study of relevant oncology targets, to provide pre-clinical evidence to support our trial design and translational endpoints. Our study indicated positive results, providing evidence that our Hemopurifier removes extracellular vesicles, or EVs, from plasma. This translational study provides pre-clinical evidence to support our planned phase 1 safety, feasibility and dose-finding clinical trials of our Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®. In addition to an interested initial trial site in India, we had three interested sites in Australia that were awaiting our completion of this in vitro binding study. We added the data from this study to our Clinical Investigator Brochure and submitted that brochure to the Ethics Committee of Royal Adelaide Hospital in Australia and in June 2024, we received approval for our proposed phase 1 oncology trial from the Ethics Committee from Royal Adelaide Hospital. We are currently in the process of applying to the Ethics Committees of the two additional interested clinical trial sites in Australia and the site in India.

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

Additionally, in vitro, the Hemopurifier has been demonstrated to capture H5N1 bird flu virus, H1N1 swine flu virus, Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, Monkeypox virus and the reconstructed Spanish flu virus of 1918. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

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

In August 2024, the Bellberry Human Research Ethics Committee granted full ethics approval to the Pindara Private Hospital for a safety, feasibility and dose-finding clinical trial of the Hemopurifier® in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment (AEMD-2022-06 Hemopurifier Study). The approval is valid for one year, until August 6, 2025. The trial will be conducted by Dr. Marco Matos and his staff at the Pindara Private Hospital, located in Queensland, Australia.

In June 2024, the Human Research Ethics Committee (HREC) of the Central Adelaide Local Health Network (CALHN) granted full ethics approval for the same safety, feasibility and dose-finding clinical trial of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab) (AEMD-2022-06 Hemopurifier Study). The approval is valid for three years, until June 13, 2027. The trial will be conducted by Prof. Michael Brown and his staff at the Cancer Clinical Trials Unit, CALHN, Royal Adelaide Hospital, located in Adelaide, Australia.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

REVERSE STOCK SPLIT

On October 4, 2023, we effected a 1-for-10 reverse stock split of our then outstanding shares of common stock. Accordingly, each 10 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 60,000,000 shares following the stock split. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2023. All shares and per share amounts have been revised accordingly.

Basis of Presentation and Use of Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on June 27, 2024. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd, as well as its previously majority-owned subsidiary, Exosome Sciences, Inc., which dissolved in September 2022. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly our operating results, cash flows, and financial position as of and for the period ended June 30, 2024. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2024 has been derived from the audited consolidated balance sheet at March 31, 2024, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the impact of the reverse stock split.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of June 30, 2024 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. In previous filings, we disclosed substantial doubt about our ability to continue as a going concern due to recurring losses and negative cash flows. We have addressed these concerns by raising $5,379,229, net, through the combination of an equity offering and warrant exercises, combined with our recent financial performance which has shown a significant decrease in expenses and use of cash. For the three-month period ended June 30, 2024, expenses decreased by approximately $787,000 compared to June 30, 2023, accompanied by an approximate $964,000 decrease in cash used in operating and investing activities. As a result of these actions, management believes that the substantial doubt regarding our ability to continue as a going concern has been alleviated.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

Restricted Cash

To comply with the terms of our laboratory and office lease and our lease for our manufacturing space (see Note 10), we caused our bank to issue two standby letters of credit, or L/Cs, in the aggregate amount of $87,506 in favor of our landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of June 30, 2024 and 2023, an aggregate of 13,523,429 and 2,291,234 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three-month periods ended June 30, 2024 and 2023, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2024	2023
Three months ended	$414,658	$678,922

4. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements; however, we do not expect a material impact.

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

5. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2024

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into an At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time, as set forth in the 2022 ATM Agreement.

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

During the three months ended June 30, 2024, we did not raise proceeds under the 2022 ATM Agreement. During the three months ended June 30, 2023, we raised net proceeds of $1,086,119, net of $27,999 in commissions to Wainwright and $5,846 in other offering expenses, through the sale of 177,890 shares of our common stock at an average price of $6.11 per share under the 2022 ATM Agreement.

May 2024 Public Offering

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

All pre-funded warrants issued in the offering were exercised in the quarter ended June 30, 2024. The Class A and Class B warrants each have an exercise price of $0.58 per share, are immediately exercisable, and, in the case of Class A warrants, will expire on May 17, 2029, and in the case of Class B warrants, will expire on May 19, 2025. The exercise price of the Class A and Class B warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such warrants.

Maxim Group LLC (“Maxim”), served as the exclusive placement agent in connection with the offering. We paid Maxim a cash fee of 6.5% of the aggregate gross proceeds raised at the closing of the offering, and reimbursement of certain expenses and legal fees in the amount of $100,000. We also issued to designees of Maxim warrants to purchase up to an aggregate of 324,000 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.58 per share and have substantially the same terms as the Class A warrants, except the Placement Agent Warrants are not subject to an exercise price reset, are non-exercisable until November 15, 2024, and will expire on May 15, 2029.

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. Net proceeds, of the offering, after deducting the placement agent fees and expenses and other offering expenses payable by us, were are approximately $3.5 million. In June 2024, and holders of Class A and Class B warrants exercised 300,000 shares and 2,880,000 shares, respectively, for additional proceeds of $1,844,400.

The shares of Common Stock, the Class A and Class B warrants, the pre-funded warrants and the Placement Agent Warrants described above and the underlying shares of Common Stock were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-278188) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 15, 2024.

Restricted Stock Unit Grants

On April 16, 2024, our Board of Directors approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board of Directors. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board of Directors, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average of the closing prices for the five trading days preceding and including the date of grant, or $1.52 per share for the RSUs granted in April 2024. As a result, in April 2024, the four eligible directors were each granted 32,894 RSUs under the Company’s 2020 Equity Incentive Plan, as amended, or the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will automatically terminate upon the director’s termination of Continuous Service prior to any vesting date.

During the three-months ended June 30, 2024, 27,602 shares were issued upon settlement of 37,779 RSUs.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2024, we accrued unpaid fees of $68,250 owed to our non-employee directors.

As a result of entering into a Separation Agreement effective July 1, 2024 with a former employee, we paid out accrued vacation of $9,688 in the three months ended June 30, 2024. That accrued vacation was previously recorded in the due to related parties account. In addition, pursuant to the terms of the Separation Agreement, we accrued $323,534 for salary and related expenses connected with the Separation Agreement. Accrued separation expenses includes a balance of approximately $186,000 owed to our former Chief Executive Officer, as stipulated in his Separation Agreement.

Amounts due to related parties were comprised of the following items:

	June 30, 2024	March 31, 2024
Accrued Board fees	$68,250	$68,250
Accrued vacation to all employees	154,816	167,973
Accrued separation expenses	509,452	310,211
Total due to related parties	$732,518	$546,434

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2024	2024
Accrued professional fees	$32,203	$215,038
Total other current liabilities	$32,203	$215,038

8. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three month periods ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Vesting of stock options and restricted stock units	$139,328	$250,114
Total stock-based compensation expense	$139,328	$250,114

Weighted average number of common shares outstanding – basic and diluted	7,457,888	2,431,476

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.10)	$(0.16)

All of the stock-based compensation expense recorded during the three months ended June 30, 2024 and 2023, an aggregate of $139,328 and $250,114, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the three months ended June 30, 2024 and 2023 represented an impact on basic and diluted loss per common share of $(0.02) and $(0.16), respectively.

Stock Option Activity

We did not issue any stock options during the three months ended June 30, 2024 and 2023.

Stock options outstanding that have vested as of June 30, 2024 and stock options that are expected to vest subsequent to June 30, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	61,977	$17.37	6.81
Expected to vest	23,873	$14.60	7.60
Total	85,850

A summary of stock option activity during the three months ended June 30, 2024 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of year	86,466	$6.90 – 25.20	$22.40
Granted	–	$–	$–
Cancelled/Expired	616	$14.10-1,425.00	$206.34
Outstanding June 30, 2024	85,850	$6.90 – 25.20	$16.60
Exercisable, June 30, 2024	61,977	$6.90 – 25.20	$17.37

There were no stock option grants during the three months ended June 30, 2024 and 2023. There were 131,576 RSUs granted during the three months June 30, 2024. The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2024 was $1.52. There were no stock option exercises during the three months ended June 30, 2024 and 2023. On June 30, 2024, our outstanding stock options had no intrinsic value, since the closing share price on that date of $0.50 per share was below the exercise price of our outstanding stock options.

The table below summarizes nonvested stock options as of June 30, 2024 and changes during the three months ended June 30, 2024.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2024	28,653	$1.44
Vested	(4,780)	$1.62
Forfeited	–
Nonvested stock options at June 30, 2024	23,873

The detail of the options outstanding and exercisable as of June 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.90 - 16.80	61,672	7.23 years	$13.23	41,326	$13.46
$25.20	24,178	6.52 years	$25.20	20,651	$25.20
	85,850			61,977

We recorded stock-based compensation expense related to RSU issuances and to options granted totaling $139,328 and $250,114 for the three months ended June 30, 2024 and 2023, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the three months ended June 30, 2024 and 2023.

The table below summarizes restricted stock units as of June 30, 2024 and changes during the three months ended June 30, 2024.

Shares
Nonvested RSUs at April 1, 2024	4,885
Granted	131,576
Vested	(27,602)
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(10,177)
Nonvested RSUs at June 31, 2024	98,682

Our total stock-based compensation for the three months ended June 30, 2024 and 2023 included the following:

	Three Months Ended
	June 30, 2024	June 30, 2023
Vesting of restricted stock units	$68,750	$37,500
Vesting of stock options	70,578	212,614
Total Stock-Based Compensation	$139,328	$250,114

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2024 was insignificant.

On June 30, 2024, our outstanding stock options had no intrinsic value since the closing price on that date of $0.50 per share was below the weighted average exercise price of our outstanding stock options.

At June 30, 2024, there was approximately $310,674 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 1.45 years.

9. WARRANTS

During the three-months ended June 30, 2024, we issued 16,524,000 warrants in connection with the May 17, 2024 public offering. We did not issue any warrants in the three-months ended June 2023.

A summary of warrant activity during the three months ended June 30, 2024 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2024	32,676	$15.00 – 27.50	$20.09

Granted	16,524,000	0.58	0.58
Exercised	(3,180,000)	$0.58	$0.58
Cancelled/Expired	–	$–	$–
Warrants outstanding at June 30, 2024	13,376,676	$0.58 – 27.50	$0.63
Warrants exercisable at June 30, 2024	13,376,676	$0.58 – 27.50	$0.63

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,158. The current monthly base rent under the manufacturing component of the lease is $12,452. Cash paid in the three months ended June 30, 2024 for amounts included in the measurement of operating lease liabilities in operating cash flows was $79,830.

The office, lab and manufacturing leases are coterminous with a remaining term of 33 months. The weighted average discount rate is 4.25%.

As of our June 30, 2024 balance sheet, we have an operating lease right-of-use asset of $813,900 and operating lease liability of $869,945.

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

Overall, our rent expense, which is included in general and administrative expenses, approximated $102,000 and $105,000 for the three month periods ended June 30, 2024 and 2023, respectively.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

11. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2024 through the date that the accompanying consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In August 2024, the Bellberry Human Research Ethics Committee granted full ethics approval to the Pindara Private Hospital for a safety, feasibility and dose-finding clinical trial of the Hemopurifier® in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment (AEMD-2022-06 Hemopurifier Study). The approval is valid for one year, until August 6, 2025. The trial will be conducted by Dr. Marco Matos and his staff at the Pindara Private Hospital, located in Queensland, Australia.

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

In August 2024, the Bellberry Human Research Ethics Committee granted full ethics approval to the Pindara Private Hospital for a safety, feasibility and dose-finding clinical trial of the Hemopurifier® in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment (AEMD-2022-06 Hemopurifier Study). The approval is valid for one year, until August 6, 2025. The trial will be conducted by Dr. Marco Matos and his staff at the Pindara Private Hospital, located in Queensland, Australia.

In June 2024, the Human Research Ethics Committee (HREC) of the Central Adelaide Local Health Network (CALHN) granted full ethics approval for the same safety, feasibility and dose-finding clinical trial of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab) (AEMD-2022-06 Hemopurifier Study). The approval is valid for three years, until June 13, 2027. The trial will be conducted by Prof. Michael Brown and his staff at the Cancer Clinical Trials Unit, CALHN, Royal Adelaide Hospital, located in Adelaide, Australia.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2024 were $2,620,858 compared to $3,408,7160 for the three months ended June 30, 2023. This decrease of $787,302, or 23.1%, in the 2024 period was due to a decrease of $556,309 in general and administrative expenses and a decrease of $362,556 in professional fees, partially offset by an increase in payroll and related expenses of $131,563.

The $556,309 decrease in general and administrative expenses in the three months ended June 30, 2024 was due to a $447,393 decrease in supplies related to the purchase of raw materials for manufacturing of the Hemopurifier and for lab supplies, a $39,017 decrease in repairs and maintenance associated with the certification of the cleanroom, a $29,092 decrease in travel related to former employee and consultant, $11,226 in insurance expense, a $7,572 decrease in clinical trial expense and $22,000 in various other general operating expenses.

The decrease in professional fees of $362,556 was related to a $136,481 decrease in consulting expenses primarily related to termination of services with a contract manufacturing organization, a $110,418 decrease in scientific consulting, an $83,865 decrease in investor relations expenses associated with more widespread awareness and dissemination of Company news, a $77,920 decrease in legal fees relating to general corporate matters and a decrease of $16,063 associated with a reduction in website services. These decreases were partially offset by a $50,940 increase in audit and accounting expense, and $11,250 increase in board of director fees associated with the addition of a new board member.

Payroll expenses increased by $131,563 due to an increase in separation expenses of $320,604 related to the termination of an employee and a $16,172 increase in payroll expense associated with an increase in manufacturing headcount. These increases were offset by a decrease of $110,786 in stock based compensation and an $89,152 decrease in general and administration headcount.

Net Loss

As a result of the changes in expenses noted above, our net loss decreased to $2,571,440 in the three months ended June 30, 2024 from $3,282,179 in the three months ended June 30, 2023.

Basic and diluted loss attributable to common stockholders was ($0.34) for the three months ended June 30, 2024, compared to ($1.35) for the three-month period ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had a cash balance of $9,072,379 and working capital of $7,421,489. This compares to a cash balance of $5,441,978 and working capital of $4,395,889 at March 31, 2024.

On May 17, 2024, we closed a public offering of our equity, pursuant to which we sold an aggregate of: (i) 2,450,000 shares of our common stock and accompanying Class A warrants to purchase up to 2,450,000 shares of common stock and Class B warrants to purchase up to 2,450,000 shares of common stock, at a combined public offering price of $0.58 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 5,650,000 shares of common stock and accompanying Class A warrants to purchase up to 5,650,000 shares of common stock and Class B warrants to purchase up to 5,650,000 shares of common stock, at a combined public offering price of $0.579 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock, and accompanying warrants less the $0.001 per share exercise price of each such pre-funded warrant. The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. Net proceeds, of the offering, after deducting the placement agent fees and expenses and other offering expenses payable by us, were are approximately $3.5 million. In June 2024, holders of Class A and Class B warrants exercised 300,000 shares and 2,880,000 shares, respectively, for additional total proceeds of $1,844,400. See the section entitled “May 2024 Public Offering,” below, for additional information regarding this offering.

We expect our existing cash as of June 30, 2024 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements. In previous filings, we disclosed substantial doubt about our ability to continue as a going concern due to recurring losses and negative cash flows. We have addressed these concerns by raising $5,379,229, net, through a combination of a equity offering and warrant exercises, combined with our recent financial performance which has shown a significant decrease in expenses and use of cash. For the three-month period ended June 30,2024, expenses decreased by approximately $787,000 compared to June 30, 2023 accompanied by an approximate $964,000 decrease in cash used in operating and investing activities. As a result of these actions, management believes that the substantial doubt regarding our ability to continue as a going concern has been alleviated.

As we expand our activities, our overhead costs to support personnel, laboratory materials and infrastructure will increase and significant additional financing must be obtained to provide a sufficient source of operating capital. Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms, if at all, when we require it, we may be unable to support our research and our planned clinical trials. The failure to implement our research and clinical trials would have a material adverse effect on our ability to conduct planned clinical trials and commercialize our products.

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

The offering was registered under the Securities Act pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-259909), as previously filed with the SEC and declared effective on October 21, 2021. We filed a prospectus supplement, dated March 24, 2022, with the SEC that provides for the sale of shares of our common stock, or the 2022 ATM Shares, having an aggregate offering price of up to $15,000,000, which was subsequently and most recently updated pursuant to our prospectus supplement, dated September 29, 2022, filed with the SEC that provides for the sale of 2022 ATM Shares having an aggregate offering price of up to $6,625,000. As of June 30, 2024, $5,302,617 of 2022 ATM Shares remained available for sale under the 2022 ATM Agreement.

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

The 2022 ATM Agreement contains customary representations, warranties and agreements by us, and customary indemnification and contribution rights and obligations of the parties. We agreed to pay Wainwright a placement fee of up to 3.0% of the aggregate gross proceeds from each sale of the 2022 ATM Shares. We also agreed to reimburse Wainwright for certain specified expenses in connection with entering into the 2022 ATM Agreement

During the three months ended June 30, 2024, we did not sell shares of our common stock under the 2022 ATM Agreement.

May 2024 Public Offering

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

All pre-funded warrants issued in the offering were exercised in the quarter ended June 30, 2024. The Class A and Class B warrants each have an exercise price of $0.58 per share, are immediately exercisable, and, in the case of Class A warrants, will expire on May 17, 2029, and in the case of Class B warrants, will expire on May 19, 2025. The exercise price of the Class A and Class B warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such warrants.

Maxim Group LLC (“Maxim”), served as the exclusive placement agent in connection with the offering. We paid Maxim a cash fee of 6.5% of the aggregate gross proceeds raised at the closing of the offering, and reimbursement of certain expenses and legal fees in the amount of $100,000. We also issued to designees of Maxim warrants to purchase up to an aggregate of 324,000 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.58 per share and have substantially the same terms as the Class A warrants, except the Placement Agent Warrants are not subject to an exercise price reset, are non-exercisable until November 15, 2024, and will expire on May 15, 2029.

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. Net proceeds, of the offering, after deducting the placement agent fees and expenses and other offering expenses payable by us, were are approximately $3.5 million. In June 2024, and holders of Class A and Class B warrants exercised 300,000 shares and 2,880,000 shares, respectively, for additional proceeds of $1,844,400.

The shares of Common Stock, the Class A and Class B warrants, the pre-funded warrants and the Placement Agent Warrants described above and the underlying shares of Common Stock were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-278188) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 15, 2024.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2024	June 30, 2023
Cash (used in) provided by:
Operating activities	$(1,748)	$(2,482)
Investing activities	–	(230)
Financing activities	5,379	1,077
Effect of exchange rate changes on cash	(1)	–
Net decrease in cash and restricted cash	$3,630	$(1,635)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $1,748,000 in the three months ended June 30, 2024, compared to approximately $2,482,000 in the three months ended June 30, 2023. The primary components in the $734,000 decrease in cash used in our operating activities in the 2024 period was a decrease in our net loss of approximately $711,000 offset by a decrease in non-cash components of approximately $118,000 and a positive net change in other working capital components of $141,000.

NET CASH USED IN INVESTING ACTIVITIES. We did not use cash for investing activities in the three months ended June 30, 2024, compared to approximately $230,000 in the three months ended June 30, 2023. The $230,000 decrease in the 2024 period was primarily a result of equipment purchase for our laboratory incurred in the three months ended June 2023.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the three months ended June 30, 2024, we raised approximately $5,384,000, net of placement agent fees and offering costs, from the sale and issuance of our common stock and warrants in connection with a public offering and the exercise of 300,000 and 1,880,000 Class A and Class B warrants, respectively, by holders thereof. The source of cash from our financing activities was partially offset by the use of approximately $5,000 to pay for the tax withholding upon settlement of on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $5,379,000.

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

We do plan to access the equity markets for additional capital, however, there can be no assurance that we will be able to access such additional capital on favorable terms, or at all.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, that we prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods. Actual results may differ materially from these estimates.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting estimates relate to long lived assets, stock compensation, deferred tax asset valuation allowance, contingencies and clinical trial accruals.

There were no accounting estimates in the three months ended June 30, 2024 with a high degree of uncertainty or amounts that are with a high likelihood to change from period to period that would materially impact the presentation of our financial statements for the three months ended June 30, 2024.

There have been no changes to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended March 31, 2024.

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

As previously reported in our Annual Report on Form 10-K for the year ended March 31, 2024, we identified a material weakness in our internal control over financial reporting related to segregation of duties within our financial systems. Specifically, user access controls were not sufficiently maintained to properly restrict both user and privileged access to financial applications within our accounting software system to initiate, record and approve entries. Also noted that check stock was secured in an authorized signatory’s office.

Since identifying the material weakness, we have been actively engaged in implementing measures to remediate the weakness and enhance our internal control over financial reporting. These measures include but are not limited to updating the accounting software and creating distinct user roles. Transactions are recorded by personnel who are independent of those who initiate them and are approved by separate personnel who are independent of those who record them. Additionally, check stock had been relocated in November 2023.

We believe that these measures, once fully implemented and operational for a sufficient period of time, will effectively remediate the material weakness. We are committed to maintaining a strong internal control environment and will continue to monitor the effectiveness of these controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the changes to remediate the material weakness noted above, there were not changes in our internal control over financial reporting during the quarter ending June 30, 2024 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 27, 2024, or Annual Report, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

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

We did not issue or sell any unregistered securities during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

10.1	Form of Securities Purchase Agreement.	S-1/A	333-278188	10.20	May 13, 2024

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document with Embeded Linkbase Documents					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 14, 2024	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
INTERIM CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

