Form 10-K/A
period 2024-03-31
AETHLON MEDICAL INC
filed 2024-08-15
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Aethlon Medical, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the Securities and Exchange Commission on June 27, 2024 (the “Original Form 10-K”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2024 Annual Meeting of Stockholders.

In accordance with, among other things, Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Amendment No. 1 is also restated in its entirety, and this Amendment No. 1 is accompanied by a currently dated certification on Exhibits 31.1 by the Company’s Principal Executive and Principal Financial Officer (because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted). This Amendment No. 1 is being filed to: (i) delete the reference on the cover of the Original Form 10-K to the incorporation by reference information from the Company’s definitive proxy statement, (ii) revise Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K, and (iii) revise the Exhibit Index of the Original Form 10-K to reflect the filing of new certification.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Form 10-K. The Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events, other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers as of July 29, 2024 are listed below:

NAMES	TITLE OR POSITION(1)	AGE
James B. Frakes	Interim Chief Executive Officer, Chief Financial Officer and Director	67

Edward G. Broenniman	Chairman and Director	88

Angela Rossetti	Director	71

Chetan S. Shah, M.D.	Director	55

Nicolas Gikakis	Director	58

Guy F. Cipriani	Senior Vice President, Chief Operating Officer	54

Steven P. LaRosa, M.D.	Chief Medical Officer	57

(1)	Our Board of Directors has determined that Mr. Broenniman, Mr. Gikakis, Ms. Rossetti and Dr. Shah meet the requirements to be determined as “independent directors” for all purposes, including Compensation Committee and Audit Committee purposes, under the Nasdaq Stock Market (“Nasdaq”) rules and for federal securities law purposes. Mr. Frakes is not independent, as he also functions as executive and officer of the Company.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished to us by each individual noted.

James B. Frakes, Interim Chief Executive Officer, Chief Financial Officer and Director

Mr. Frakes has served as Interim Chief Executive Officer and as a director of the Company since November 2023, and has served as Chief Financial Officer of the Company since September 2010. Prior to being appointed as Chief Financial Officer, Mr. Frakes served as Senior Vice President, Finance of the Company from January 2008 to September 2010. He previously served as the Chief Financial Officer for Left Behind Games Inc., a start-up video game company. Prior to 2006, he served as Chief Financial Officer of NTN Buzztime, Inc., an interactive entertainment company. Mr. Frakes received an MBA from the University of Southern California and a B.A. with Honors from Stanford University.

Edward G. Broenniman, Chairman and Director

Mr. Broenniman has served as a director of the Company since March 1999. He has been the managing director of The Piedmont Group, LLC, a venture advisory firm, since 1978. Mr. Broenniman currently serves on the boards of two privately held firms. He previously served on the boards of the nonprofit entities, the Dingman Center for Entrepreneurship’s Board of Advisors at the University of Maryland (1989 to 2020), the National Capital Chapter of Corporate Directors (Founder, Chair from 2003 to 2005 and director from 2001 to 2018) and the Board of the Association for Corporate Growth, National Capital Chapter (Founder, Chair from 2000 to 2018). Mr. Broenniman received his MBA from Stanford Graduate School of Business and his B.A. from Yale University.

Nicolas Gikakis, Director

Mr. Gikakis has served as a director of the Company since July 2023. From 2021 to May 2023, Mr. Gikakis served as the Head of Commercial for WearOptimo Pty Ltd, a private Australian medical device and digital health company. Previously, from 2017 to 2019, Mr. Gikakis served as Vice President of Strategy and Corporate Development at Oventus Medical Limited, a private medical device company, during which time he assisted with the commercial expansion of its sleep apnea device. From 2012 to 2021, Mr. Gikakis held various leadership and independent strategic advisor positions in the healthcare industry in sales, marketing, product development, and corporate development and transactions, including for companies working with blood filtration and purification. Mr. Gikakis earned a B.S. in bioengineering from the University of Pennsylvania and holds an MBA from George Mason University, with earlier work in bench and clinical research, and clinical experience at the University of Pennsylvania.

Angela Rossetti, Director

Ms. Rossetti has served as a director of the Company since April 2022. As an active consultant since March 2018, her client list has included Kala Pharmaceuticals, Inc. and Celgene Corporation, among others. From June 2015 through July 2017, Ms. Rossetti served as Vice President of Cell Machines, Inc., an early-stage biopharmaceutical company developing novel protein therapies, where she assisted with the commercialization of technology for hemophilia and other diseases. Ms. Rossetti has held a number of positions within pharmaceutical commercial development, marketing, communications and finance, including Vice President of a Global Commercial Medicine Team at Pfizer Inc. from 2007 to 2012, where she led a global smoking cessation campaign. Ms. Rossetti previously served on the board of directors of Palatin Technologies, Inc., a public biopharmaceutical company, from June 2013 to December 2020. Ms. Rossetti currently holds positions as an adjunct Assistant Professor of Medical and Pharmaceutical Ethics at New York Medical College and an Adjunct Associate at Albert Einstein College of Medicine. Ms. Rossetti graduated from a joint program of the Albert Einstein College of Medicine and Benjamin N. Cardozo School of Law with an M.S. in Bioethics, has an M.B.A. from Columbia University Graduate School of Business and a B.A. in Biology and English from the University of Pennsylvania.

Chetan S. Shah, M.D., Director

Dr. Shah has served as a director of the Company since June 2013. Dr. Shah is a board certified Otolaryngologist. He is a partner and board member of the Surgery Center at Hamilton, as well as Physician Management Systems and Princeton Eye & Ear, which he founded in 2009. Dr. Shah serves on the board of one other private company. He holds teaching positions and serves on multiple hospital committees in the area and is on the Audiology and Speech Language Pathology Committee for the State of New Jersey. Dr. Shah also was a member of the Board of Medical Examiners for the State of New Jersey. Dr. Shah received his Bachelor’s degree and Medical Degree from Rutgers University and Robert Wood Johnson Medical School, respectively.

Guy F. Cipriani, Chief Operating Officer

Mr. Cipriani has served as Chief Operating Officer of the Company since November 2024. Prior to that, from June 2018 to November 2023, Mr. Cipriani served as a director of the Company, and from January 2021 to November 2023 he served as Senior Vice President and Chief Business Officer of the Company. Prior to joining the Company, Mr. Cipriani served as Chief Business Officer at Microbion Corporation, a company focused on the development of a new class of antibiotic therapies for difficult to treat and resistant infections, commencing in July 2017. From July 2012 to July 2017, he served as Vice President of Business Development at Cascadian Therapeutics, and prior to that role, Mr. Cipriani served as Vice President of Business Development at Cardiome Pharma Corp. Prior to Cardiome, Mr. Cipriani served as Senior director of Business Development for TransForm Pharmaceuticals, Inc. He began his pharmaceutical industry career at Eli Lilly & Company as a member of their Corporate Business Development team, where he completed multiple in-licensing and out-licensing transactions for commercial, clinical and preclinical state assets. Mr. Cipriani holds a B.S.E.E., High Honors from Rochester Institute of Technology and an MBA from the Kellogg Graduate School of Management at Northwestern University.

Steven P. LaRosa, M.D., Chief Medical Officer

Dr. LaRosa has served as our Chief Medical Officer since January 2021 and served as our Chief Scientific Officer from May 2021 until February 2023. Dr. LaRosa has over 20 years of experience as a practicing physician and infectious disease specialist. Prior to joining the Company, Dr. LaRosa served as the Vice President of Clinical Development of Entasis Therapeutics, a spin-out of AstraZeneca focused on pathogen-targeted small molecules to treat serious multidrug-resistant Gram-negative infections, from March 2020 to December 2020. Prior to joining Entasis, Dr. LaRosa was an Attending Physician in the Division of Infectious Disease at Beverly Hospital, a member of Beth Israel Lahey Health. Prior to Beverly Hospital from September 2012 to March 2020, he was an Attending Physician in the Division of Infectious Diseases at Rhode Island Hospital. Prior to that, Dr. LaRosa was an Associate Staff Physician in the Department of Infectious Disease at the Cleveland Clinic Foundation. He also served as a Clinical Research Physician for Eli Lilly and Company. Throughout his career, Dr. LaRosa has had several academic appointments. Dr. LaRosa holds his M.D. from Boston University School of Medicine and his B.S. in Biology from Boston College. He completed an Internal Medicine Residency and Chief Residency at the Cleveland Clinic Foundation and Infectious Disease Fellowship at Massachusetts General Hospital. He is Board Certified by the ABIM in Internal Medicine and Infectious Disease.

Family Relationships

There are no family relationships between or among the directors or executive officers.

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

Legal Proceedings

To our knowledge, (i) no director or executive officer has been a director or executive officer of any business that has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years; (ii) no director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years; (iii) no director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years; and (iv) no director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of our Board of Directors are kept informed of our business activities through discussions with our Interim Chief Executive Officer and other executive officers, by reviewing analyses and reports sent to them and by participating in Board and committee meetings. Mr. Broenniman serves as Chairman of our Board and Mr. Frakes as our Interim Chief Executive Officer, and we have not designated a lead independent director. We believe that having the offices of Chairman of our Board and Interim Chief Executive Officer held by two different people is appropriate for a company of our size and stage of development in order to maximize efficiencies of our limited available personnel resources. Nevada law provides that each director holds office after the expiration of his or her term until a successor is elected and qualified, or until the director resigns or is removed, resulting in a term that extends to our next annual meeting of stockholders. Our Board of Directors presently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, on which each of Mr. Broenniman and Ms. Rossetti serve as independent directors. In addition, Dr. Shah serves as an independent director on the Compensation and Nominating and Corporate Governance Committees, and Mr. Gikakis serves as an independent director on the Audit and Nominating and Corporate Governance Committees. Mr. Broenniman is Chair of the Audit Committee, Dr. Shah is Chair of the Compensation Committee and Ms. Rossetti is Chair of the Nominating and Corporate Governance Committee.

Our Board of Directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our Board of Directors has implemented separate committees for the areas of audit, compensation and nomination of directors, annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors and written expectations of management and directors, among other best practices.

Our Board of Directors has determined that four of our five current directors meet the independence requirements of the Nasdaq Capital Market, on which our common stock is listed. In the judgment of our Board of Directors, Mr. Frakes does not meet such independence standards, as he serves as an executive officer of the Company. In reaching its conclusions, our Board of Directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between our Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions,” below. Our Board of Directors determined that any relationships that exist or existed in the past between our Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors formed an Audit Committee in May 1999. Our Board of Directors has determined that Mr. Broenniman, due to his professional experience business acumen and independence, meets the definition of an “audit committee financial expert” as defined in Item 407(d)(5)(ii) under Regulation S-K, promulgated under the Exchange Act.

Each of the members of the Audit Committee has a basic understanding of finance and accounting and is able to read and understand fundamental financial statements. Our Board of Directors has determined that each of the members of the Audit Committee meets the independence requirements applicable to audit committee members of Nasdaq Capital Market companies. The Audit Committee has the authority to appoint, review and discharge our independent registered public accounting firm. The Audit Committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and our system of internal controls, reports the results of their review to the full Board of Directors and to management and recommends to the full Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K.

The Audit Committee has adopted a charter, which can be found on our website under “Investors – Governance – Governance Documents.” The reference to or inclusion of our website address in this Amendment No. 1 does not include or incorporate by reference the information on our website into this Amendment No. 1.

Compensation Committee

The Compensation Committee approves or makes recommendations to our Board of Directors on decisions concerning compensation of the executive management team and non-employee directors and administers our stock-based incentive compensation plans. The Chair establishes meeting agendas after consultation with other committee members. Our Interim Chief Executive Officer and other members of management regularly discuss our compensation issues with Compensation Committee members. Subject to Compensation Committee review, modification and approval, our Interim Chief Executive Officer typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The Compensation Committee establishes all bonus and equity incentive awards for all executive members of the management team. Our Board of Directors has determined that all members of the Compensation Committee meet the independence requirements applicable to Nasdaq Capital Market companies.

With respect to calendar year 2024, our Compensation Committee considered compensation information provided by Anderson Pay Advisors LLC (“Anderson”), a compensation consultant, in determining executive compensation. Anderson provided competitive compensation data showing that our cash compensation generally was and made cash compensation recommendations designed to compensate our officers in line with the 50% range for similarly situated companies.

The Compensation Committee has adopted a charter, which can be found on our website at “Investors –Governance – Governance Documents.” The reference to or inclusion of our website address in this Amendment No. 1 does not include or incorporate by reference the information on our website into this Amendment No. 1.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating and Corporate Governance Committee include:

•	overseeing our corporate governance functions on behalf of our Board of Directors;

•	making recommendations to our Board of Directors regarding corporate governance issues;

•	identifying and evaluating candidates to serve as directors of our Company consistent with criteria approved by our Board of Directors;

•	selecting director candidates or recommending such candidates to our Board of Directors for selection; and

•	reviewing and evaluating the performance of our Board of Directors.

The Nominating and Corporate Governance Committee has adopted a charter, which can be found on our website at “Investors – Governance – Governance Documents.” The reference to or inclusion of our website address in this Amendment No. 1 does not include or incorporate by reference the information on our website into this Amendment No. 1.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Code of Ethics

In February 2005, our Board of Directors approved a “Code of Business Conduct and Ethics” (as amended from time to time, the “Code”), which applies to our principal executive officer, our principal financial officer, our principal accounting officer and persons performing similar tasks. In February 2020, the Board of Directors adopted an amended Code, which is applicable to all of our directors, officers and other employees and which is available on our website at www.aethlonmedical.com. If we make any substantive amendments to, or grant any waivers from, the Code for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K. The inclusion of our website address in this Amendment No. 1 does not include or incorporate by reference the information on our website into this Amendment No. 1.

Incentive Compensation Recoupment Policy

We have adopted an incentive compensation recovery policy (the “Compensation Recovery Policy”) that is designed to comply with, and will be interpreted in a manner consistent with, Section 10D and Rule 10D-1 of the Exchange Act and the applicable rules of the Nasdaq Stock Market, including any interpretive guidance provided by Nasdaq. Under our Compensation Recovery Policy, in the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company must recover erroneously awarded incentive-based compensation previously paid to the Company’s executive officers in accordance with the terms of such Compensation Recovery Policy. Furthermore, under the Compensation Recovery Policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.

A copy of our Compensation Recovery Policy is attached as Exhibit 97.1 to this Amendment No. 1.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2024 and written representations that no other reports were required, there were no late Section 16 filings during the year ended March 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee of our Board of Directors (the “Compensation Committee”) is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2024 fiscal year executive compensation program for our named executive officers.

Our named executive officers (our interim and former principal executive officers and our two most highly compensated executive officers other than such principal executive officers) for the fiscal year ended March 31, 2024 are:

•	James B. Frakes, our interim Chief Executive Officer and Chief Financial Officer;

•	Charles J. Fisher, Jr., M.D., our former Chief Executive Officer;

•	Steven P. LaRosa, M.D., our Chief Medical Officer; and

•	Guy F. Cipriani, our Senior Vice President, Chief Operating Officer.

SUMMARY COMPENSATION TABLE FOR 2024 AND 2023 FISCAL YEARS

The following table summarizes all compensation earned by our named executive officers for the fiscal years ended March 31, 2024 and 2023.

Named And Principal Position	Fiscal Year Ended March 31,	Salary ($)	All Other Compensation ($)		Total ($)
James B. Frakes	2024	416,449	–		416,449
Interim Chief Executive Officer and Chief Financial Officer
Charles J. Fisher, Jr., M.D.	2024	277,180	228,153	(1)	505,332
Former Chief Executive Officer (2)	2023	460,000	–		460,000
Steven P. LaRosa, M.D.	2024	430,000	–		430,000
Chief Medical Officer	2023	430,000	–		430,000
Guy F. Cipriani	2024	378,064	–		378,064
Senior Vice President, Chief Operating Officer	2023	347,500	–		347,500

(1)	Represents (i) $172,500 in base salary continuation payments made to Dr. Fisher, (ii) $2,577 value of COBRA premiums paid on behalf of Dr. Fisher, and (iii) $53,076 for a payout for accrued and unused vacation, each pursuant to the separation agreement we entered into with Dr. Fisher in connection with the termination of his employment. For further information regarding the separation agreement, see “Employment and Separation Agreements,” below.

(2)	Dr. Fisher’s employment with us terminated on November 7, 2023.

Narrative Disclosure to Executive Summary

Generally, the three principal components of our executive compensation program for our named executive officers are base salary, executive cash bonus and long-term incentive equity compensation. We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee considered compensation information provided by Anderson Pay Advisors LLC, or Anderson, our compensation consultant, in determining the compensation to recommend to the Board of Directors for its approval, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. We generally target providing total executive and director compensation at the 50% range for comparable companies.

Base Salary

Base salary provides financial stability and security to our named executive officers through a fixed amount of cash for performing job responsibilities. Each of our named executive officers’ 2024 and 2023 calendar year base salaries are listed in the table below, which reflects the Compensation Committees’ review of the data provided by Anderson and the Compensation Committee’s goal of setting salaries to be at the 50% range for comparable companies.

Name	2024 Base Salary	2023 Base Salary
James B. Frakes	$500,000	$500,000	(1)
Charles J. Fisher, Jr., M.D.	—	$460,000	(2)
Steven P. LaRosa, M.D.	$430,000	$430,000
Guy F. Cipriani	$390,000	$390,000	(3)

(1)	Mr. Frakes’ annual base salary was increased from $360,000 to $500,000, effective as of November 7, 2023 in connection with his appointment as interim Chief Executive Officer.

(2)	Dr. Fisher’s employment with us terminated on November 7, 2023.

(3)	Mr. Cipriani’s annual base salary was increased from $370,000 to $390,000, effective as of November 7, 2023 in connection with his appointment as Senior Vice President, Chief Operating Officer.

Executive Cash Bonuses and Annual Cash Incentives

With respect to the fiscal year ended March 31, 2024, we did not approve any cash bonuses or annual cash incentives for our named executive officers.

Equity-Based Incentive Awards

Individual stock option grants are determined based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our stock, internal equity amongst executives and market data provided by Anderson. In the fiscal year ended March 31, 2024, we did not approve any equity-based incentive awards for our named executive officers.

Employment and Separation Agreements

On December 12, 2018, we entered into an executive employment agreement with Mr. Frakes, which was amended in November 2023 and which governs the current terms of his employment with us. Mr. Frakes’ annual base salary was increased by the Board of Directors to $500,000, effective November 7, 2023, in connection with his appointment as interim Chief Executive Officer, which may be reduced by the Board of Directors when we appoint a new Chief Executive Officer and Mr. Frakes is no longer serving as the Interim Chief Executive Officer. In addition, the agreement provides that Mr. Frakes is eligible for an annual cash performance bonus for each year, based upon our and Mr. Frakes’ achievement of objectives and milestones to be determined on an annual basis by the Board of Directors (or Compensation Committee thereof). Whether Mr. Frakes receives an annual bonus for any given year, and the amount of any such annual bonus, will be determined in the discretion of our Board of Directors (or the Compensation Committee thereof). The agreement also provides that if Mr. Frakes’ employment is terminated without cause, or if he resigns for good reason (each as defined in the agreement), then Mr. Frakes will be entitled under his agreement to continue to receive his annual base salary and payment of premiums for continuation of healthcare benefits for a period of 12 months following such termination.

On October 30, 2020, we entered into an executive employment agreement with Dr. Fisher, which governed the terms of his employment with us, or the Fisher Employment Agreement. In February 2022, Dr. Fisher’s annual base salary was increased to $460,000. In addition, the Fisher Employment Agreement provided that Dr. Fisher was eligible for an annual discretionary cash bonus to be approved by the Board of Directors (or Compensation Committee thereof), to be determined in the sole discretion of the Board of Directors (or Compensation Committee thereof), based upon our and Dr. Fisher’s achievement of objectives and milestones to be determined on an annual basis by the Board of Directors (or Compensation Committee thereof).

Under the terms of the Fisher Employment Agreement, if Dr. Fisher was terminated by the Company without cause or resigned for good reason, he was entitled to receive (i) continued payment of his then current base salary for the first 12 months after the date of termination, paid over the Company’s regular payroll schedule, (ii) a lump sum amount equal to Dr. Fisher’s target annual performance bonus for the year of termination, pro-rated based on the ratio that the number of days from the beginning of the calendar year in which such termination occurred through the date of termination bears to 365, based on actual achievement of Company goals for such bonus and such pro-rated year, as determined by the Board of Directors in its sole discretion, (iii) accelerated vesting of 50% of Dr. Fisher’s unvested equity awards as of the date of such termination such that such options became immediately vested and exercisable as of Dr. Fisher’s last day of employment, and (iv) reimbursement of COBRA healthcare premium costs for the same level of coverage he had during employment until the earlier of (a) up to 12 months, (b) the expiration of Dr. Fisher’s eligibility for the continuation coverage, or (c) until the date Dr. Fisher becomes eligible for substantially equivalent healthcare coverage through another source.

In connection with Dr. Fisher’s termination of employment with us, effective as of November 27, 2023, we entered into a separation agreement with Dr. Fisher which provides Dr. Fisher with (i) cash severance equivalent to 12 months of Dr. Fisher’s base salary in effect as of November 7, 2023, or the Separation Date, subject to standard payroll deductions and withholdings, payable over our regular payroll schedule over the 12 months following the Separation Date; (ii) accelerated vesting on 50% of the outstanding and unvested equity awards held by Dr. Fisher that were subject to time-based vesting as of the Separation Date, which became fully vested and exercisable as of the Separation Date; and (iii) reimbursement of COBRA healthcare premium costs for the same level of coverage Dr. Fisher had during his employment with us, until the earliest of (a) 12 months from the Effective Date, (b) the date Dr. Fisher becomes eligible for substantially equivalent healthcare coverage through another source, or (c) the expiration of Dr. Fisher’s eligibility for the continuation coverage. Further, and pursuant to the separation agreement, Dr. Fisher provided the Company with a general release of all claims, effective November 27, 2023.

On January 4, 2021, we entered into an executive employment agreement with Dr. LaRosa, which governs the current terms of his employment with us. Dr. LaRosa’s annual base salary was increased by the Compensation Committee to $430,000, effective May 1, 2021, when Dr. LaRosa assumed the additional duties of interim Chief Scientific Officer, which he held until February 2023. In addition, we paid Dr. LaRosa a one-time signing bonus of $100,000. Further, Dr. LaRosa was eligible to receive a grossed-up reimbursement of relocation expenses pursuant to the terms of his employment agreement. In addition, the agreement provides that Dr. LaRosa is eligible for an annual cash performance bonus for each year with a target amount of 40% of Dr. LaRosa’s then-current annual base salary, based upon our and Dr. LaRosa’s achievement of objectives and milestones to be determined on an annual basis by the Board of Directors (or Compensation Committee thereof). Whether Dr. LaRosa receives an annual bonus for any given year, and the amount of any such annual bonus, will be determined in the discretion of our Board of Directors (or the Compensation Committee thereof). The agreement also provides that if Dr. LaRosa’s employment is terminated without cause, or if he resigns for good reason (each as defined in the agreement), then Dr. LaRosa will be entitled under his agreement to continue to receive his annual base salary and payment of premiums for continuation of healthcare benefits for a period of 12 months following such termination.

On January 1, 2021, we entered into an executive employment agreement with Mr. Cipriani, which was amended in November 2023 and which governs the current terms of his employment with us. Mr. Cipriani’s annual base salary was increased by the Board of Directors to $390,000, effective November 7, 2023, in connection with his appointment as Senior Vice President, Chief Operating Officer. Further, Mr. Cipriani was eligible to receive a grossed-up reimbursement of relocation expenses pursuant to the terms of his employment agreement. In addition, the agreement provides that Mr. Cipriani is eligible for an annual cash performance bonus for each year with a target amount of 40% of Mr. Cipriani’s then-current annual base salary, based upon our and Mr. Cipriani’s achievement of objectives and milestones to be determined on an annual basis by the Board of Directors (or Compensation Committee thereof). Whether Mr. Cipriani receives an annual bonus for any given year, and the amount of any such annual bonus, will be determined in the discretion of our Board of Directors (or the Compensation Committee thereof). The agreement also provides that if Mr. Cipriani’s employment is terminated without cause, or if he resigns for good reason (each as defined in the agreement), then Mr. Cipriani will be entitled under his agreement to continue to receive his annual base salary and payment of premiums for continuation of healthcare benefits for a period of 12 months following such termination.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth certain information concerning equity awards granted to our named executive officers that remained outstanding as of March 31, 2024.

	OPTIONS AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
James B. Frakes	6/7/2014	34		–	1,425.00	6/6/2024
Interim Chief Executive Officer and	4/3/2020	13,755	(1)	293	12.80	4/2/2030
Chief Financial Officer	2/10/2022	5,220	(2)	4,800	14.10	2/9/2032

Charles J. Fisher, Jr., M.D.	–	–	(3)	–	–	–
Former Chief Executive Officer

Steven P. LaRosa, M.D.	1/4/2021	9,570	(4)	2,519	25.20	1/3/2031
Chief Medical Officer	2/10/2022	5,220	(5)	4,800	14.10	2/9/2032

Guy F. Cipriani, MBA,	1/4/2021	9,570	(6)	2,519	25.20	1/3/2031
Senior Vice President, Chief Operating Officer	2/10/2022	5,220	(7)	4,800	14.10	2/9/2032

(1)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of April 3, 2020, then monthly over the following 36 months, subject to Mr. Frakes continued service with the Company.

(2)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of February 10, 2022, then monthly over the following 36 months, subject to Mr. Frakes continued service with the Company.

(3)	All of Dr. Fisher’s options were expired as of March 31, 2024.

(4)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of January 4, 2021, then monthly over the following 36 months, subject to Dr. LaRosa’s continued service with the Company.

(5)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of February 10, 2022, then monthly over the following 36 months, subject to Dr. LaRosa’s continued service with the Company.

(6)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of January 4, 2021, then monthly over the following 36 months, subject to Mr. Cipriani’s continued service with the Company.

(7)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of February 10, 2022, then monthly over the following 36 months, subject to Mr. Cipriani’s continued service with the Company.

Director Compensation for 2024 Fiscal Year

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to our then non-employee directors for the fiscal year ended March 31, 2024.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Edward G. Broenniman (2)	97,500	50,000	147,500
Nicolas Gikakis (3)	37,500	75,000	112,500
Angela Rossetti (4)	63,000	50,000	113,000
Chetan S. Shah, M.D. (5)	63,750	50,000	113,750

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in our consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2023. These amounts do not reflect the actual economic value that will be realized by our directors upon the vesting, exercise, or the sale of the shares of common stock underlying such awards.

(2)	In the fiscal year ended March 31, 2024, Mr. Broenniman earned $30,000 in cash compensation for his services to us as non-executive Chairman and $67,500 related to his roles as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and as the chair of our Audit Committee, for an aggregate amount of $97,500. Mr. Broenniman also received restricted stock units, or RSUs, valued at $50,000 for his ongoing service as a Board member pursuant to our Amended and Restated Non-Employee Director Compensation Policy, or Director Compensation Policy. As of March 31, 2024, Mr. Broenniman had outstanding options to purchase 25 shares of common stock.

(3)	Mr. Gikakis became a member of our Board of Directors and Nominating and Corporate Governance Committee, effective as of July 3, 2023, and a member of our Audit Committee, effective as of September 15, 2023. In the fiscal year ended March 31, 2024, Mr. Gikakis earned $37,500 for his roles as a director and as a member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Gikakis also received RSUs valued at $75,000 in connection with his appointment as a Board member pursuant to our Director Compensation Policy. As of March 31, 2024, Mr. Gikakis had 4,885 shares of common stock subject to outstanding RSUs.

(4)	In the fiscal year ended March 31, 2024, Ms. Rossetti earned $63,000 for her roles as a director, a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and as the chair of our Nominating and Corporate Governance Committee. Ms. Rossetti also received RSUs valued at $50,000 for her ongoing service as a Board member pursuant to our Director Compensation Policy. As of March 31, 2024, Ms. Rossetti had no outstanding equity awards.

(5)	Dr. Shah served as a member of our Audit Committee until September 15, 2023. In the fiscal year ended March 31, 2024, Dr. Shah earned $63,750 for his roles as a director, a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and as the chair of our Compensation Committee. Dr. Shah also received RSUs valued at $50,000 for his ongoing service as a Board member pursuant to our Director Compensation Policy. As of March 31, 2024, Dr. Shah had outstanding options to purchase 25 shares of common stock.

Non-Employee Director Compensation Policy

We maintain the Director Compensation Policy, in which only non-employee directors may participate, pursuant to which such non-employee directors are entitled to receive cash and equity compensation for their service on the Board of Directors and its committees. Under the Director Compensation Policy in effect during the fiscal year ended March 31, 2024, a newly appointed or elected eligible director will receive an initial grant of RSUs with a grant date fair value of $75,000 or, at the discretion of our Board of Directors, options to acquire shares of common stock with a grant date fair value of $75,000, based on the average of the closing prices of our common stock for the five trading day period ending on the date of grant and will vest at a rate determined by the Board of Directors in its discretion, typically in equal quarterly installments over one year.

In addition, under the Director Compensation Policy, at the beginning of each fiscal year, each continuing director eligible to participate will receive a grant of RSUs with a grant date fair value of $50,000 or, at the discretion of our Board of Directors, options to acquire shares of common stock with a grant date fair value of $50,000, based on the average of the closing prices of our common stock for the five trading day period ending on the date of grant and will vest at a rate determined by the Board of Directors in its discretion, typically in equal quarterly installments over one year.

Under the Director Compensation Policy in effect during the fiscal year ended March 31, 2024, in lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $40,000, as well as the following annual retainer fees: Audit Committee chair - $15,000, Compensation Committee chair - $15,000, Nominating and Corporate Governance Committee chair - $8,000, Audit Committee member - $7,500 (not applicable to the chair), Compensation Committee member - $7,500 (not applicable to the chair) and Nominating Committee member - $5,000 (not applicable to the chair). Additionally, the Chairperson of the Board of Directors will receive an additional annual board retainer fee of $30,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 29, 2024, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our named executive officers and directors as a group. As of such date, we had 13,937,327 shares of our common stock issued and outstanding. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, except where otherwise noted.

Unless otherwise indicated, the address for each person listed in the table below is c/o Aethlon Medical, Inc., 11555 Sorrento Valley Road, Suite 203, San Diego, CA 92121.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)		PERCENT OF SHARES BENEFICIALLY OWNED(2)
Greater than 5% Stockholders
None	–		–
Directors and Named Executive Officers
James B. Frakes, Interim Chief Executive Officer, Chief Financial Officer and Director	22,264	(3)	*
Charles J. Fisher, Jr., M.D., Former Chief Executive Officer	1,957	(4)	*
Edward G. Broenniman, Chairman and Director	19,334	(5)	*
Chetan S. Shah, M.D., Director	16,572	(6)	*
Angela Rossetti, Director	24,990	(7)	*
Guy F. Cipriani, Senior Vice President, Chief Operating Officer	17,962	(8)	*
Steven P. LaRosa, M.D., Chief Medical Officer	16,171	(9)	*
Nicolas Gikakis, Director	16,660	(10)	–
All Current Directors and Executive Officers as a Group (9 members)	133,953	(11)	1.0%

____________________

*	Less than 1%

(1)	Calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable by a person within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Based on 13,937,327 shares of common stock outstanding as of July 29, 2024.

(3)	Consists of (i) 2,370 shares of common stock and (ii) 19,894 shares subject to stock options that are currently exercisable or will be exercisable within 60 days of July 29, 2024.

(4)	Consists of 1,957 shares of common stock. Dr. Fisher’s employment with us terminated on November 7, 2023.

(5)	Consists of 19,334 shares of common stock.

(6)	Consists of 16,572 shares of common stock.

(7)	Consists of 24,990 shares of common stock.

(8)	Consists of (i) 1,791 shares of common stock and (ii) 16,171 shares subject to stock options that are currently exercisable or will be exercisable within 60 days of July 29, 2024.

(9)	Consists of 16,171 shares subject to stock options that are currently exercisable or will be exercisable within 60 days of July 29, 2024.

(10)	Consists of 16,660 shares of common stock.

(11)	Consists of the shares described in Notes (3) through (10) above, less the 1,957 shares of common stock held by Dr. Fisher, whose employment with us terminated on November 7, 2023.

Equity Compensation Plans

The following table sets forth information, as of March 31, 2023, about our equity compensation plans in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (2)	86,466	$17.95	200,948

Equity compensation plans not approved by security holders (3)	–	–	–

Totals	86,466	$17.95	200,948

(1)	Net of equity instruments forfeited, exercised or expired.

(2)	Excludes RSU grants to our officers and directors during the fiscal year ended March 31, 2024, since all of the shares underlying the RSUs had been issued during that fiscal year and there were no outstanding RSUs as of March 31, 2024.

(3)	As of March 31, 2024, we did not have any equity compensation plans that were not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2022, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. In making such decisions our Audit Committee considers and approves or disapproves any related party transaction as defined under SEC Regulation Item 404, to the extent required by SEC regulations.

Separation Agreement with Former CEO

In connection with Charles J. Fisher, Jr. M.D.’s resignation as the Company’s Chief Executive Officer, effective November 2023 (the “Separation Date”), in accordance with the terms of his Executive Employment Agreement with the Company, dated as of October 30, 2020 (the “Fisher Employment Agreement”), and pursuant to Dr. Fisher’s Separation Agreement with the Company, effective as of November 27, 2023 (the “Separation Agreement”), the Company will provide Dr. Fisher with (1) cash severance equivalent to twelve months of Dr. Fisher’s base salary in effect as of the Separation Date, subject to standard payroll deductions and withholdings, payable over the Company’s regular payroll schedule over the twelve months following the Separation Date; (2) the accelerated vesting on fifty percent (50%) of the outstanding and unvested equity awards held by Dr. Fisher that were subject to time-based vesting as of the Separation Date, which were deemed fully vested and exercisable as of the Separation Date; and (3) reimbursement of COBRA healthcare premium costs for the same level of coverage Dr. Fisher had during his employment with the Company, until the earliest of (i) twelve months from November 27, 2023, (ii) the date Dr. Fisher becomes eligible for substantially equivalent healthcare coverage through another source, or (iii) the expiration of Dr. Fisher’s eligibility for the continuation coverage. Further, and pursuant to the Separation Agreement, Dr. Fisher provided the Company with a general release of all claims, effective November 27, 2023.

Employment Arrangements

We currently have written employment agreements with our executive officers. For information about our employment agreements with our named executive officers, refer to “Executive and Director Compensation — Employment Contracts.”

Equity Awards Granted to Executive Officers and Directors

We have granted stock options and RSUs to our executive officers and directors. For information about our grants of stock option awards and RSUs to our named executive officers and our directors, refer to “Executive and Director Compensation — Outstanding Equity Awards at 2024 Fiscal Year-End,” “Executive and Director Compensation — Director Compensation for 2024 Fiscal Year” and “Executive and Director Compensation — Non-Employee Director Compensation Policy.”

Indemnification Agreements

We have entered into and intend to continue to enter into indemnification agreements with each of our directors and our officers. The indemnification agreements, our Articles of Incorporation, as amended, and our Amended and Restated Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Policies and Procedures for Transactions with Related Persons

We maintain a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family or affiliate of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of the Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family or affiliate of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed by Baker Tilly during the fiscal years ended March 31, 2024 and 2023:

	Fiscal Year 2024	Fiscal Year 2023
Audit Fees(1)	$448,810	$214,380
Tax Fees(2)	40,386	12,455
Total Fees	$489,196	$226,835

(1)	Audit fees include fees for professional services rendered in connection with the audit of our annual financial statements for fiscal years 2024 and 2023 and for reviews of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

(2)	Tax Fees include the aggregate fees billed during fiscal year 2024 for professional services for preparation of income tax returns.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor

Our Audit Committee is responsible for pre-approving all audit, audit-related, tax and other permitted non-audit services to be performed for us by our independent auditor. The Audit Committee approved all of the services for which Baker Tilly billed us as set forth in the above table.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the Annual Report on Form 10-K, as amended by this Amendment No. 1:

(a)(1) Financial Statements. See Part II, Item 8, which appears on Page 57 of the Original Form 10-K..

(a)(2) Financial Statement Schedules. All schedules have been omitted from the Original Form 10-K and this Amendment No. 1 because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 of the Original 10-K.

(a)(3) Exhibits required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

4.8	Form of Placement Agent Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.4	May 17, 2024

4.9	Description of Aethlon Medical, Inc.’s Securities.	10-K	001-37487	4.16	June 25, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.1++	Aethlon Medical, Inc. Amended and Restated Non-Employee Director Compensation Policy, as Modified on February 10, 2022.	10-Q	001-37487	10.2	February 14, 2022

10.2++	Employment Agreement, by and between Aethlon Medical, Inc. and James Frakes, dated December 12, 2018.	10-Q	001-37487	10.3	February 11, 2019

10.3++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and James B. Frakes.	8-K	001-37487	10.1	December 22, 2023

10.4++	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-37487	10.4	February 11, 2019

10.5++	Form of Option Grant Agreement for Officers and Directors.	10-Q	001-37487	10.5	February 11, 2019

10.6++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors.	10-Q	001-37487	10.6	February 11, 2019

10.7++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives.	10-Q	001-37487	10.7	February 11, 2019

10.8	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	333-234712	10.27	November 15, 2019

10.9++	Aethlon Medical, Inc. 2020 Equity Incentive Plan, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	99.1	September 19, 2022

10.10++	Employment Agreement between the Company and Dr. Fisher, dated October 30, 2020.	8-K	001-37487	10.2	November 3, 2020

10.11++	Separation Agreement between the Company and Dr. Fisher, effective as of November 27, 2023.	8-K	001-37487	10.1	November 27, 2023

10.12	Lease, by and between the Company and San Diego Inspire 1, LLC. and San Diego Inspire 2, LLC, effective December 7, 2020.	10-Q	001-37487	10.3	February 10, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.13++	Executive Employment Agreement between the Company and Guy Cipriani, dated January 1, 2021.	10-Q	001-37487	10.5	February 10, 2021

10.14++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and Guy F. Cipriani.	8-K	001-37487	10.2	December 22, 2023

10.15++	Executive Employment Agreement between the Company and Steven P. LaRosa, MD, dated January 4, 2021.	10-Q	001-37487	10.6	February 10, 2021

10.16++	Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated February 1, 2023.	10-Q	001-37487	10.1	February 13, 2023

10.17	Lease between Aethlon Medical, Inc. and San Diego Inspire 5, LLC, effective October 27, 2021.	10-Q	001-37487	10.1	November 9, 2021

10.18	At the Market Offering Agreement, dated March 24, 2022, by and between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-37487	1.1	March 24, 2022

10.19++	Amendment No. 1 to Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated May 1, 2023.	10-K	001-37487	10.18	June 28, 2023

21.1	List of Subsidiaries.	10-K	001-37487	21.1	June 27, 2024

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-37487	23.1	June 27, 2024

24.1	Power of Attorney (included in the signature page of the Original Form 10-K)	10-K	001-37487	24.1	June 27, 2024

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.	10-K	001-37487	32.1	June 27, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
97.1	Incentive Compensation Recoupment Policy.	10-K	001-37487	97.1	June 27, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X ^

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X ^

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X ^

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X ^

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X ^

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X ^

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)					X ^

__________________

++	Indicates management contract or compensatory plan.
*	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
^	Previously filed on June 27, 2024 as an exhibit to the Original 10-K Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2024.

By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES INTERIM CHIEF EXECUTIVE OFFICER CHIEF FINANCIAL OFFICER.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. FRAKES	Interim Chief Executive Officer and Chief Financial Officer, Principal Executive Officer, Principal Financial and Accounting Officer and Director	August 15, 2024
James B. Frakes

*	Chairman and Director	August 15, 2024
Edward G. Broenniman

*	Director	August 15, 2024
Chetan S. Shah, M.D.

*	Director	August 15, 2024
Angela Rossetti

*	Director	August 15, 2024
Nicolas Gikakis

*By:	/s/ JAMES B. FRAKES
James B. Frakes Attorney-in-Fact

