Form 10-Q
period 2024-09-30
AETHLON MEDICAL INC
filed 2024-11-13
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had outstanding 13,961,998 shares of common stock, $0.001 par value.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by those sections.

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to our business, business strategy, products and services we may offer in the future, the timing and results of our clinical trials, our capital outlook, successful completion of our clinical trials, our ability to raise additional capital, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration (“FDA”) approval of our products candidates, our ability to comply with changing government regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, inability to raise capital on favorable terms (or at all) to fund continuing operations, changes in Nasdaq rules, changes in government regulation, and other factors (including the risks contained in Item 1A of our most recent Annual Report on Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,859,075	$5,441,978
Deferred Offering Cost	–	277,827
Prepaid expenses and other current assets	279,008	505,983
Total current assets	7,138,083	6,225,788

Property and equipment, net	843,617	1,015,229
Operating lease right-of-use asset	743,994	883,054
Patents, net	825	1,100
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$8,847,330	$8,245,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$922,888	$777,862
Due to related parties	1,011,544	546,434
Operating lease liability, current portion	301,680	290,565
Accrued Professional Fees	95,338	215,038
Total current liabilities	2,331,450	1,829,899

Operating lease liability, less current portion	496,772	649,751
Total liabilities	2,828,222	2,479,650

See Commitments and Contingencies Note 9

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized as of September 30, 2024 and March 31, 2024; 13,961,998 and 2,629,725 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	13,962	2,629
Additional paid-in capital	165,954,256	160,337,371
Accumulated other comprehensive loss	(3,969)	(6,940)
Accumulated deficit	(159,945,141)	(154,566,728)

Total stockholders’ equity	6,019,108	5,766,332

Total liabilities and stockholders’ equity	$8,847,330	$8,245,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Month Periods Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
OPERATING EXPENSES

Professional fees	$570,845	$1,133,111	$1,184,927	$2,109,749
Payroll and related expenses	1,372,899	1,191,426	2,627,701	2,314,665
General and administrative	958,375	850,809	1,709,228	2,159,092
Total operating expenses	2,902,119	3,175,346	5,521,856	6,583,506
OPERATING LOSS	(2,902,119)	(3,175,346)	(5,521,856)	(6,583,506)

OTHER INCOME
Interest Income	95,146	140,890	143,442	266,871

NET LOSS	(2,806,973)	(3,034,456)	(5,378,414)	(6,316,635)

OTHER COMPREHENSIVE INCOME (LOSS)	3,804	(2,435)	2,971	(3,429)

COMPREHENSIVE LOSS	$(2,803,169)	$(3,036,891)	$(5,375,443)	$(6,320,064)

Basic and diluted loss per share attributable to common stockholders	$(0.20)	$(1.22)	$(0.50)	$(2.57)

Weighted average number of common shares outstanding – basic and diluted	13,937,595	2,483,649	10,715,446	2,457,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2024 and 2023

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
BALANCE – MARCH 31, 2024	2,629,725	$2,629	$160,337,371	$(154,566,728)	$(6,940)	$5,766,332
Issuances of common stock for public offering	8,100,000	8,100	3,531,807	–	–	3,539,907
Issuances of common stock for Class A and Class B warrant exercises	3,180,000	3,180	1,841,220	–	–	1,844,400
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	27,602	28	(5,106)	–	–	(5,078)
Stock-based compensation expense	–	–	139,328	–	–	139,328
Net loss	–	–	–	(2,571,440)	–	(2,571,440)
Other comprehensive loss	–	–	–	–	(833)	(833)
BALANCE – JUNE 30, 2024	13,937,327	$13,937	$165,844,620	$(157,138,168)	$(7,773)	$8,712,616
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	24,671	25	(3,857)	–	–	(3,832)
Stock-based compensation expense	–	–	113,493	–	–	113,493
Net loss	–	–	–	(2,806,973)	–	(2,806,973)
Other comprehensive income (loss)	–	–	–	–	3,804	3,804
BALANCE – SEPTEMBER 30, 2024	13,961,998	$13,962	$165,954,256	$(159,945,141)	$(3,969)	$6,019,108

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
BALANCE - MARCH 31, 2023	2,299,259	$2,299	$157,426,606	$(142,358,555)	$(6,141)	$15,064,209
Issuances of common stock for cash under at the market program	177,891	178	1,085,941	–	–	1,086,119
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	6,397	7	(8,379)	–	–	(8,372)
Stock-based compensation expense	–	–	250,114	–	–	250,114
Net loss	–	–	–	(3,282,179)	–	(3,282,179)
Other comprehensive loss	–	–	–	–	(994)	(994)
BALANCE – JUNE 30, 2023	2,483,547	$2,484	$158,754,282	$(145,640,734)	$(7,135)	$13,108,897
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	9,329	9	(9,852)	–	–	(9,843)
Stock-based compensation expense	–	–	257,181	–	–	257,181
Rounding for reverse split	32	–	–	–	–	–
Net Loss	–	–	–	(3,034,456)	–	(3,034,456)
Other Comprehensive Loss	–	–	–	–	(2,435)	(2,435)
BALANCE – SEPTEMBER 30, 2023	2,492,908	$2,493	$159,001,611	$(148,675,190)	$(9,570)	$10,319,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2024 and 2023

(Unaudited)

	Six months Ended September 30, 2024	Six months Ended September 30, 2023

Cash flows used in operating activities:
Net loss	$(5,378,414)	$(6,316,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,887	181,752
Stock based compensation	252,821	507,295
Accretion of right-of-use operating lease asset	139,060	1,924
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	292,071	241,411
Accounts payable and other current liabilities	95,370	162,160
Due to related parties	465,110	35,560
Net cash used in operating activities	(3,962,095)	(5,186,533)

Cash flows used in investing activities:
Purchases of property and equipment	–	(237,153)
Net cash used in investing activities	–	(237,153)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	5,384,307	1,086,119
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(8,910)	(18,215)
Net cash provided by financing activities	5,375,397	1,067,904

Effect of exchange rate on changes on cash	3,795	(1,241)

Net change in cash and restricted cash	1,417,097	(4,357,023)

Cash and restricted cash at beginning of period	5,529,484	14,620,449

Cash and restricted cash at end of period	$6,946,581	$10,263,426

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$53	$16

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$6,859,075	$10,175,920
Restricted cash	87,506	87,506
Cash and restricted cash	$6,946,581	$10,263,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION ORGANIZATION

Aethlon Medical, Inc. (“Aethlon,” the “Company,” “we” or “us”) is a medical therapeutic company focused on developing the Hemopurifier, a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections and for use in organ transplantation. In human studies, 164 sessions with 38 patients, the Hemopurifier was safely utilized and demonstrated the potential to remove life-threatening viruses. In pre-clinical studies, the Hemopurifier has demonstrated the potential to remove harmful exosomes and exosomal particles from biological fluids, utilizing its proprietary lectin-based technology. This action has potential applications in cancer, where exosomes and exosomal particles may promote immune suppression and metastasis, and in life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

We have recently launched in Australia and in India safety, feasibility and dose-finding clinical trials of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). The primary endpoint of the approximately nine to 18-patient, safety, feasibility and dose-finding trial in each country is safety.

The following two hospitals in Australia have received ethics committee approval, have gone through training on our device and are now open for patient enrollment: Royal Adelaide Hospital in Adelaide, Australia and Pindara Private Hospital in the Gold Coast section of Australia. We have also trained a third hospital in Australia, but we have not yet received ethics committee approval for that institution and have not yet begun patient enrollment.

We have received ethics committee approval from Medanta Medicity Hospital in Gurugram, India for a similar nine to 18-patient, safety, feasibility and dose-finding trial. We are completing the necessary logistical steps before they can open for patient enrollment..

We have entered into an agreement with North American Science Associates, LLC (“NAMSA”), a world leading medical technology contract research organization (“CRO”) offering global end-to-end development services, to oversee our clinical trials of the Hemopurifier for patients in Australia with various types of cancer tumors. We also have engaged Qualtran LLC as the CRO for our clinical trial in India.

We also believe that the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus (“HIV”), hepatitis-C and Ebola.

Additionally, in vitro, the Hemopurifier has been demonstrated to capture H5N1 bird flu virus, H1N1 swine flu virus, Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, and the reconstructed Spanish flu virus of 1918. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption (“IDE”) for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a new feasibility study. In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to the lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022. However, our IDE for this indication remains open, as we have an active COVID-19 trial in India and wish to preserve the option of enrolling patients if the situation with COVID-19 changes.

Under Single Patient Emergency Use regulations, Aethlon has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We also obtained ethics review board (“ERB”) approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. In May 2023, we received ERB approval from the Medanta Medicity Hospital and Maulana Azad Medical College (“MAMC”), for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government.

We now have two sites in India for this trial with the MAMC. One patient has been treated to date; however, we have been informed by our CRO that a new COVID-19 subvariant was detected in India recently. Our COVID-19 trial in India remains open in the event that there are COVID-19 admissions to the ICUs at our sites in India.

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

In addition to the foregoing, we are monitoring closely the impact of inflation, the war between Russia and Ukraine and the military conflicts in Israel and the surrounding areas, as well as related political and economic responses and counter-responses by various global factors on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which inflation, the ongoing military conflicts and other global instability will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

We incorporated in Nevada on March 10, 1999. Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

Our common stock is listed on the Nasdaq Capital Market under the symbol “AEMD.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Basis of Presentation and Use of Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on June 27, 2024. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly our operating results, cash flows, and financial position as of and for the period ended September 30, 2024. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2024 has been derived from the audited consolidated balance sheet at March 31, 2024, contained in the above referenced 10-K. The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the impact of the reverse stock split.

LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at September 30, 2024 had limited working capital and an accumulated deficit of $159,945,141. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to September 30, 2024 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

Management expects that existing cash as of September 30, 2024 will not be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

Restricted Cash

To comply with the terms of our laboratory and office lease and our lease for our manufacturing space (see Note 9), we caused our bank to issue two standby letters of credit (“L/Cs”) in the aggregate amount of $87,506 in favor of our landlord. The L/Cs are in lieu of a security deposit. In order to support the L/Cs, we agreed to have our bank withdraw $87,506 from our operating accounts and to place that amount in a restricted certificate of deposit. We have classified that amount as restricted cash, a long-term asset, on our balance sheet.

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

As of September 30, 2024 and 2023, an aggregate of 13,521,135 and 221,839 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three- and six-month periods ended September 30, 2024 and 2023, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2024	2023
Three months ended	$261,486	$628,447
Six months ended	702,115	1,687,010

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The adoption of ASU No. 2016-13 for smaller reporting companies that did not previously early adopt was January 1, 2023. The Company maintained US Treasury bills with maturities of less than three months and anticipates no credit losses from these securities. Additionally, the Company does not have any revenue or accounts receivables. As a result, the Company did not establish an allowance for expected credit losses.

5. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2024

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

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. Net proceeds, of the offering, after deducting the placement agent fees and expenses and other offering expenses payable by us, were approximately $3.5 million.

The shares of common stock, the Class A and Class B warrants, the pre-funded warrants and the Placement Agent Warrants described above and the underlying shares of common stock were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-278188), which was declared effective by the SEC on May 15, 2024.

Warrant Exercises

In June 2024, and holders of Class A and Class B warrants exercised 300,000 shares and 2,880,000 shares, respectively, for additional proceeds to the Company of $1,844,400.

Restricted Stock Unit Grants

On April 16, 2024, our Board of Directors approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board of Directors. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board of Directors, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average of the closing prices for the five trading days preceding and including the date of grant, or $1.52 per share for the RSUs granted in April 2024. As a result, in April 2024, the four eligible directors were each granted 32,894 RSUs under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”). The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will automatically terminate upon the director’s termination of Continuous Service prior to any vesting date.

During the three- and six-months ended September 30, 2024, 24,670 and 52,272 shares were issued upon settlement of 32,894 and 70,673 RSUs, respectively

6. RELATED PARTY TRANSACTIONS

During the three-months ended September 30, 2024, we accrued $68,250 for board fees and paid fees of $68,250 owed to our non-employee directors for services in the current and prior quarter respectively. In the three-months ended September 30, 2023, we accrued $68,250 and paid out $57,000 in fees owed to our non-employee directors. In the six-months ended September 30, 2024, we paid out $136,500 compared to $114,000 in the six-months ended September 30, 2023.

As a result of entering into a Separation Agreement, effective October 3, 2024, with a former employee we accrued $455,397 for salary and related expenses associated with the Separation Agreement during the three months ended September 30, 2024. Additionally, we accrued $27,688 in health insurance costs in the same period. We paid out $199,909 and $324,202 in separation expenses in the three- and six-months ended September 30, 2024, respectively. As of September 30, 2024, the accrued separation expenses totaled $792,627. There were no accrued separation expenses as of September 30, 2023.

Amounts due to related parties were comprised of the following items:

	September 30, 2024	March 31, 2024
Accrued Board fees	$68,250	$68,250
Accrued vacation to all employees	150,667	167,973
Accrued separation expenses	792,627	310,211
Total due to related parties	$1,011,544	$546,434

7. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three- and six-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Vesting of stock options and restricted stock units	$113,493	$257,181	$252,821	$507,295
Total stock-based compensation expense	$113,493	$257,181	$252,821	$507,295

Weighted average number of common shares outstanding – basic and diluted	13,937,595	2,483,649	10,715,446	2,457,711

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.10)	$(0.02)	$(0.21)

All of the stock-based compensation expense recorded during the six months ended September 30, 2024 and 2023, an aggregate of $252,821 and $507,295, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the six months ended September 30, 2024 and 2023 represented an impact on basic and diluted loss per common share of $(0.02) and $(0.21), respectively.

Stock Option and RSU Activity

We did not issue any stock options during the six months ended September 30, 2024 and 2023.

Stock options outstanding that have vested as of September 30, 2024 and stock options that are expected to vest subsequent to September 30, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	63,828	$17.79	6.10
Expected to vest	14,843	$15.61	7.21
Total	78,671

A summary of stock option activity during the six months ended September 30, 2024 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of year	86,466	$6.90 – 25.20	$22.40
Granted	–	$–	$–
Cancelled/Expired	7,795	$6.90-1,425.00	$23.79
Outstanding September 30, 2024	78,671	$12.80 – 25.20	$17.37
Exercisable, September 30, 2024	63,828	$12.80 – 25.20	$17.79

There were no stock option grants during the three months ended September 30, 2024 and 2023. There were no RSUs granted during the three months September 30, 2024 and 2023. There were no stock option exercises during the three months ended September 30, 2024 and 2023. On September 30, 2024, our outstanding stock options had no intrinsic value, since the closing share price on that date of $0.47 per share was below the exercise price of our outstanding stock options.

The table below summarizes nonvested stock options as of September 30, 2024 and changes during the three months ended September 30, 2024.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2024	28,653	$1.44
Vested	(8,778)	$1.67
Forfeited	(5,032)	$0.83
Nonvested stock options at September 30, 2024	14,843

The detail of the options outstanding and exercisable as of September 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$12.80 - 16.80	54,493	6.33 years	$13.90	41,665	$13.84
$25.20	24,178	6.26 years	$25.20	22,163	$25.20
	78,671			63,828

The table below summarizes RSUs as of September 30, 2024 and changes during the six months ended September 30, 2024.

Shares
Nonvested RSUs at April 1, 2024	4,885
Granted	131,576
Vested	(52,272)
Tax withholding payments or tax equivalent payments for net share settlement of RSUs	(18,401)
Nonvested RSUs at September 30, 2024	65,788

Our total stock-based compensation for the three months ended September 30, 2024 and 2023 included the following:

	Six Months Ended
	September 30, 2024	September 30, 2023
Vesting of restricted stock units	$118,750	$93,750
Vesting of stock options	134,071	413,545
Total Stock-Based Compensation	$252,821	$507,295

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the six months ended September 30, 2024 was insignificant.

On September 30, 2024, our outstanding stock options had no intrinsic value since the closing price on that date of $0.47 per share was below the weighted average exercise price of our outstanding stock options.

At September 30, 2024, there was approximately $305,677 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.96 years.

8. WARRANTS

During the six-months ended September 30, 2024, we issued 16,524,000 warrants in connection with the May 17, 2024 public offering. We did not issue any warrants in the six-months ended September 2023.

A summary of warrant activity during the six months ended September 30, 2024 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2024	32,676	$15.00 – 27.50	$20.09

Granted	16,524,000	$0.58	$0.58
Exercised	(3,180,000)	$0.58	$0.58
Cancelled/Expired	–	$–	$–
Warrants outstanding at September 30, 2024	13,376,676	$0.58 – 27.50	$0.63
Warrants exercisable at September 30, 2024	13,376,676	$0.58 – 27.50	$0.63

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,158. The current monthly base rent under the manufacturing component of the lease is $12,824. Cash paid in the three months ended September 30, 2024 for amounts included in the measurement of operating lease liabilities in operating cash flows was $80,202.

The office, lab and manufacturing leases are coterminous with a remaining term of 30 months. The weighted average discount rate is 4.25%.

As of our September 30, 2024 balance sheet, we have an operating lease right-of-use asset of $743,994 and operating lease liability of $798,452.

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

Overall, our rent expense, which is included in general and administrative expenses, approximated $108,000 and $105,000 for the three- month periods ended September 30, 2024 and 2023, respectively. Rent expense for the six-month periods ending September 30, 2024 and September 30, 2023 was approximately $210,000 for both periods.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

10. SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2024 through the date that the accompanying consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Management/Board Changes – Effective October 3, 2024, James B. Frakes, MBA, Chief Financial Officer and formerly Interim Chief Executive Officer of Aethlon, was appointed as the permanent Chief Executive Officer of the Company. Mr. Frakes will additionally remain as Chief Financial Officer of the Company. Effective as of October 3, 2024, Guy Cipriani, MBA, was terminated as the Company’s Chief Operating Officer.

In November 2024, we received confirmation that the first two patients enrolled in our Australian safety, feasibility and dose-finding clinical trial of the Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab), successfully completed screening and are now advancing to the run-in period of the study. Both of the patients are enrolled in the trial at the Royal Adelaide Hospital in Australia. The enrollment of the first two eligible patients marks a significant milestone in advancing our clinical program for the Hemopurifier.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Cautionary Notice Regarding Forward Looking Statements.”

Overview

Aethlon Medical, Inc. (“Aethlon”, the “Company,” “we” or “us”) is a medical therapeutic company focused on developing the Hemopurifier, a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections and for use in organ transplantation. In human studies, 164 sessions with 38 patients, the Hemopurifier was safely utilized and demonstrated the potential to remove life-threatening viruses. In pre-clinical studies, the Hemopurifier has demonstrated the potential to remove harmful exosomes and exosomal particles from biological fluids, utilizing its proprietary lectin-based technology. This action has potential applications in cancer, where exosomes and exosomal particles may promote immune suppression and metastasis, and in life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

We have recently launched in Australia and in India safety, feasibility and dose-finding clinical trials of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). The primary endpoint of the approximately nine to 18-patient, safety, feasibility and dose-finding trial in each country is the incidence of adverse events and clinically significant changes in safety lab tests of Hemopurifier treated patients with solid tumors with stable or progressive disease at different treatment intervals, after a two-month run in period of PD-1 antibody, Keytruda® or Opdivo® monotherapy. Patients who do not respond to the therapy will be eligible to enter the Hemopurifier period of the study where sequential cohorts will receive 1, 2 or 3 Hemopurifier treatments during a one-week period. In addition to monitoring safety, the study is designed to examine the number of Hemopurifier treatments needed to decrease the concentration of extracellular vesicles (“EVs”) and whether these changes in EV concentrations improve the body's own natural ability to attack tumor cells. These exploratory central laboratory analyses are expected to inform the design of a subsequent efficacy and safety, Premarket Approval (PMA), study required by regulatory agencies.

The following two hospitals in Australia have received ethics committee approval, have gone through training on our device and are now open for patient enrollment: Royal Adelaide Hospital in Adelaide, Australia and Pindara Private Hospital in the Gold Coast section of Australia. We have also trained a third hospital in Australia, but we have not yet received ethics committee approval for that institution and have not yet begun patient enrollment. In November 2024, we received confirmation that the first two patients enrolled at the Royal Adelaide Hospital location have successfully completed screening and are advancing to the run-in period of the trial. The enrollment of the first two eligible patients marks a significant milestone in advancing our clinical program for the Hemopurifier.

We have received ethics committee approval from Medanta Medicity Hospital in Gurugram, India for a similar nine to 18-patient, safety, feasibility and dose-finding trial. We are completing the necessary logistical steps before they can open for patient enrollment.

We have entered into an agreement with North American Science Associates, LLC (“NAMSA”), a world leading medical technology contract research organization (“CRO”) offering global end-to-end development services, to oversee our clinical trials of the Hemopurifier for patients in Australia with various types of cancer tumors. We also have engaged Qualtran LLC as the CRO for our clinical trial in India.

We also believe that the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus (“HIV”), hepatitis-C and Ebola.

Additionally, in vitro, the Hemopurifier has been demonstrated to capture H5N1 bird flu virus, H1N1 swine flu virus, Zika virus, Lassa virus, MERS-CoV, cytomegalovirus, Epstein-Barr virus, Herpes simplex virus, Chikungunya virus, Dengue virus, West Nile virus, smallpox-related viruses, and the reconstructed Spanish flu virus of 1918. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

On June 17, 2020, the FDA approved a supplement to our open Investigational Device Exemption (“IDE”), for the Hemopurifier in viral disease to allow for the testing of the Hemopurifier in patients with SARS-CoV-2/COVID-19, or COVID-19, in a new feasibility study. In June 2022, the first patient in this study was enrolled and completed the Hemopurifier treatment phase of the protocol. Due to the lack of COVID-19 patients in the ICUs of our trial sites, we terminated this study in 2022. However, our IDE for this indication remains open, as we have an active COVID-19 trial in India and wish to preserve the option of enrolling patients if the situation with COVID-19 changes.

Under Single Patient Emergency Use regulations, Aethlon has treated two patients with COVID-19 with the Hemopurifier, in addition to the COVID-19 patient treated with our Hemopurifier in our COVID-19 clinical trial discussed above.

We also obtained ethics review board (“ERB”) approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. In May 2023, we received ERB approval from the Medanta Medicity Hospital and Maulana Azad Medical College (“MAMC”), for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government.

We now have two sites in India for this trial with the MAMC. One patient has been treated to date; however, we have been informed by our CRO that a new COVID-19 subvariant was detected in India recently. Our COVID-19 trial in India remains open in the event that there are COVID-19 admissions to the ICUs at our sites in India.

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

In addition to the foregoing, we are monitoring closely the impact of inflation, the war between Russia and Ukraine and the military conflicts in Israel and the surrounding areas, as well as related political and economic responses and counter-responses by various global factors on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are unable to assess the impact on our timelines and future access to capital. The full extent to which inflation, ongoing military conflicts and other global instability will impact our business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments, as well as the economic impact on national and international markets that are highly uncertain.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2024 were $2,902,119, compared to $3,175,346 for the three months ended September 30, 2023. The decrease of $273,227, or 8.6%, in the 2024 period was due to a decrease of $562,266 in professional fees, partially offset by an increase of $181,473 in payroll and related expenses and a $107,567 increase in general and administrative expenses.

In the three months ended September 30, 2024, professional fees decreased by $562,266, primarily due to a $270,071 reduction in legal fees following a transition to a new legal firm, a $211,417 decrease in contract labor expenses due to project completions with contract manufacturing organizations and research and development consultants, an $80,630 decrease in accounting fees, and a $62,500 reduction in recruiting fees. These decreases were partially offset by an increase in investor relations expenses to support the dissemination of progress on ongoing clinical trials.

Payroll expenses rose by $181,473, largely due to an increase of $507,307 in separation expenses related to severance agreements following the termination of an executive and a reduction in workforce. This increase was partially offset by a $172,419 reduction in ongoing payroll expenses and a $143,688 decrease in stock-based compensation as a result of completion of vesting of some existing stock options and expiration of options associated with reduced headcount.

The $107,567 increase in general and administrative expenses was primarily driven by a $162,790 increase in clinical trial expenses associated with our ongoing oncology clinical trial. A decrease of $32,551 in supplies following the completion of certain research and development efforts, a $10,361 decrease in conference and trade show expenses, and a $9,671 decrease in insurance costs.

Net Loss

As a result of the changes in expenses noted above, our comprehensive loss decreased to $2,803,169 in the three months ended September 30, 2024 from $3,036,891 in the three months ended September 30, 2023.

Basic and diluted loss attributable to common stockholders was ($0.20) for the three months ended September 30, 2024, compared to ($1.22) for the three-month period ended September 30, 2023.

SIX MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2023

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2024 were $5,521,856, compared to $6,583,506 for the six months ended September 30, 2023. This decrease of $1,061,651, or 16.1%, in the 2024 period was due to decreases in our professional fees of $924,822 and general and administrative expenses of $449,864. These decreases were partially offset by an increase of $313,035 in payroll and related expenses.

The $924,822 decrease in professional fees was mainly due to a $430,205 reduction in contract labor costs related to completed projects with a contract manufacturing organization, as well as with outside research and development and regulatory and quality management consultants. Additional decreases included $343,656 in legal fees following a transition to a new legal firm, a $62,500 reduction in recruiting fees, a $48,784 decline in consulting fees incurred by our Australian subsidiary, and a $32,622 decrease in accounting fees for activities conducted in the prior year with no similar expenses in the current year.

The $449,864 decrease in general and administrative expenses was primarily driven by a $479,994 reduction in supplies expenses for raw materials purchased last year for the research, development, and manufacturing of our Hemopurifier. Other decreases included a $44,137 decrease in cleanroom repair and maintenance expenses, a $27,763 decline in conference, tradeshow, and travel and entertainment expenses, and a $20,897 decrease in insurance costs. These decreases were partially offset by a $141,928 increase in expenses primarily related to our ongoing oncology clinical trial.

The $313,035 increase in payroll expenses was primarily due to $827,910 in severance-related salary expenses for two executives and a reduction in workforce. This increase was partially offset by a $260,401 reduction in ongoing payroll expenses and a $254,474 decrease in stock-based compensation due to reduced headcount.

.

Net Loss

As a result of the changes in expenses noted above, our comprehensive loss decreased from $6,320,064 in the six months ended September 30, 2023, to $5,375,443 in the six months ended September 30, 2024.

Basic and diluted loss attributable to common stockholders was ($0.50) for the six months ended September 30, 2024, compared to ($2.57) for the six-month period ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had a cash balance of $6,859,075 and working capital of $4,806,633. This compares to a cash balance of $5,441,978 and working capital of $4,395,889 at March 31, 2024.

On May 17, 2024, we closed a public offering of our equity, pursuant to which we sold an aggregate of: (i) 2,450,000 shares of our common stock and accompanying Class A warrants to purchase up to 2,450,000 shares of common stock and Class B warrants to purchase up to 2,450,000 shares of common stock, at a combined public offering price of $0.58 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 5,650,000 shares of common stock and accompanying Class A warrants to purchase up to 5,650,000 shares of common stock and Class B warrants to purchase up to 5,650,000 shares of common stock, at a combined public offering price of $0.579 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock and accompanying warrants, less the $0.001 per share exercise price of each such pre-funded warrant. The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. Net proceeds, of the offering, after deducting the placement agent fees and expenses and other offering expenses payable by us, were approximately $3.5 million. In June 2024, holders of Class A and Class B warrants exercised 300,000 shares and 2,880,000 shares, respectively, for additional total proceeds of $1,844,400. See the section entitled “May 2024 Public Offering,” below, for additional information regarding this offering.

We do not expect our existing cash as of September 30, 2024 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements. Significant additional financing must be obtained to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern.  We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to September 30, 2024 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at September 30, 2024 had limited working capital and an accumulated deficit of $159,945,141. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern within one year of the date of the financial statements included in this Quarterly Report. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to September 30, 2024 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

May 2024 Public Offering

On May 17, 2024, we closed a public offering pursuant to which we sold an aggregate of: (i) 2,450,000 shares of our common stock and accompanying Class A warrants to purchase up to 2,450,000 shares of common stock and Class B warrants to purchase up to 2,450,000 shares of common stock, at a combined public offering price of $0.58 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 5,650,000 shares of common stock and accompanying Class A warrants to purchase up to 5,650,000 shares of common stock and Class B warrants to purchase up to 5,650,000 shares of common stock, at a combined public offering price of $0.579 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock and accompanying warrants, less the $0.001 per share exercise price of each such pre-funded warrant.

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

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. Net proceeds, of the offering, after deducting the placement agent fees and expenses and other offering expenses payable by us, were approximately $3.5 million.

The shares of common stock, the Class A and Class B warrants, the pre-funded warrants and the Placement Agent Warrants described above and the underlying shares of common stock were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-278188), which was declared effective by the SEC on May 15, 2024.

Warrant Exercises

In June 2024, and holders of Class A and Class B warrants exercised 300,000 shares and 2,880,000 shares, respectively, for additional proceeds to the Company of $1,844,400.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	September 30, 2024	September 30, 2023
Cash (used in) provided by:
Operating activities	$(3,962)	$(5,187)
Investing activities	–	(237)
Financing activities	5,375	1,068
Effect of exchange rate changes on cash	4	(1)
Net change in cash and restricted cash	$1,417	$(4,357)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $3,962,000 in the six months ended September 30, 2024, compared to approximately $5,187,000 in the six months ended September 30, 2023. The primary components in the $1,225,000 decrease in cash used in our operating activities in the 2024 period was a decrease in our net loss of approximately $938,000 and a positive net change in other working capital components of $555,000, partially offset by the reduction of $268,000 in non-cash components.

NET CASH USED IN INVESTING ACTIVITIES. We did not use cash for investing activities in the six months ended September 30, 2024, compared to approximately $237,000 in the six months ended September 30, 2023. The $237,000 decrease in the 2024 period was primarily a result of equipment purchase for our laboratory incurred in the six months ended September 2023.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the six months ended September 30, 2024, we raised approximately $5,384,000, net of placement agent fees and offering costs, from the sale and issuance of our common stock and warrants in connection with a public offering and the exercise of 300,000 and 2,880,000 Class A and Class B warrants, respectively, by holders thereof. The source of cash from our financing activities was partially offset by the use of approximately $9,000 to pay for the tax withholding upon settlement of on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $5,375,000.

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

Material Cash Requirements

We expect our clinical trial expenses for our oncology trials in Australia and India to increase for the foreseeable future. Those increases in clinical trial expenses include the cost of manufacturing additional Hemopurifiers.

In addition, we are obligated under lease agreements for our headquarters, laboratory and manufacturing facilities. We expect our rent payments to continue to increase for the foreseeable future.

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

We plan to access the equity markets for additional capital, however, there can be no assurance that we will be able to access such additional capital on favorable terms, or at all.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States, including due to actual or perceived changes in interest rates and economic inflation, and worldwide resulting from macroeconomic factors. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and we may never be profitable or generate positive cash flow from operating activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, that we prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods. Actual results may differ materially from these estimates.

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

There have been no changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who is our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the changes to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2024 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 27, 2024, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the United States.

•	Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials, has and may continue to prevent or delay our ability to manufacture our Hemopurifier.

•	We face intense competition in the medical device industry.

•	Our Hemopurifier technology may become obsolete.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.
•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.
•	Our success is dependent in part on our executive officers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

10.1	Form of Securities Purchase Agreement.	S-1/A	333-278188	10.20	May 13, 2024

10.2	Aethlon Medical, Inc. 2020 Equity Incentive Plan, as amended to date, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	10.1	October 2, 2024

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS*	Inline XBRL Instance Document with Embeded Linkbase Documents					X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X

104*	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 13, 2024	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

