Form 10-Q
period 2024-12-31
AETHLON MEDICAL INC
filed 2025-02-12
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025 the registrant had outstanding 14,457,096 shares of common stock, $0.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,825,387	$5,441,978
Deferred offering costs	54,750	277,827
Prepaid expenses and other current assets	88,270	505,983
Total current assets	4,968,407	6,225,788

Property and equipment, net	762,138	1,015,229
Operating lease right-of-use asset	673,315	883,054
Patents, net	688	1,100
Restricted cash	87,506	87,506
Deposits	33,305	33,305
Total assets	$6,525,359	$8,245,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$610,909	$777,862
Due to related parties	781,899	546,434
Operating lease liability, current portion	307,326	290,565
Accrued professional fees	73,537	215,038
Total current liabilities	1,773,671	1,829,899

Operating lease liability, less current portion	417,522	649,751
Total liabilities	2,191,193	2,479,650

See Commitments and Contingencies Note 9

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized as of December 31, 2024 and March 31, 2024; 13,986,669 and 2,629,725 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	13,987	2,629
Additional paid-in capital	166,037,129	160,337,371
Accumulated other comprehensive loss	(17,026)	(6,940)
Accumulated deficit	(161,699,924)	(154,566,728)

Total stockholders’ equity	4,334,166	5,766,332

Total liabilities and stockholders’ equity	$6,525,359	$8,245,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Month Periods Ended December 31, 2024 and 2023

(Unaudited)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
OPERATING EXPENSES

Professional fees	$377,877	$668,586	$1,563,995	$2,778,335
Payroll and related expenses	620,487	1,919,305	3,248,187	4,233,970
General and administrative	816,383	979,197	2,525,220	3,138,289
Total operating expenses	1,814,747	3,567,088	7,337,402	10,150,594
OPERATING LOSS	(1,814,747)	(3,567,088)	(7,337,402)	(10,150,594)

OTHER INCOME
Interest Income	(59,964)	(100,967)	(204,206)	(367,838)

NET LOSS	(1,754,783)	(3,466,121)	(7,133,196)	(9,782,756)

OTHER COMPREHENSIVE INCOME (LOSS)	(13,057)	7,951	(10,085)	4,522

COMPREHENSIVE LOSS	$(1,767,840)	$(3,458,170)	$(7,143,281)	$(9,778,234)

Basic and diluted loss per share attributable to common stockholders	$(0.13)	$(1.37)	$(0.61)	$(3.95)

Weighted average number of common shares outstanding – basic and diluted	13,962,266	2,516,511	11,801,655	2,477,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended December 31, 2024 and 2023

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED COMPREHENSIVE	ACCUMULATED	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
BALANCE – MARCH 31, 2024	2,629,725	$2,629	$160,337,371	$(6,940)	$(154,566,728)	$5,766,332
Issuances of common stock for public offering	8,100,000	8,100	3,531,807	–	–	3,539,907
Issuances of common stock for Class A and Class B warrant exercises	3,180,000	3,180	1,841,220	–	–	1,844,400
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	27,602	28	(5,106)	–	–	(5,078)
Stock-based compensation expense	–	–	139,328	–	–	139,328
Net loss	–	–	–	–	(2,571,440)	(2,571,440)
Other comprehensive loss	–	–	–	(833)	–	(833)
BALANCE – JUNE 30, 2024	13,937,327	$13,937	$165,844,620	$(7,773)	$(157,138,168)	$8,712,616
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	24,671	25	(3,857)	–	–	(3,832)
Stock-based compensation expense	–	–	113,493	–	–	113,493
Net loss	–	–	–	–	(2,806,973)	(2,806,973)
Other comprehensive income	–	–	–	3,804	–	3,804
BALANCE – SEPTEMBER 30, 2024	13,961,998	$13,962	$165,954,256	$(3,969)	$(159,945,141)	$6,019,108
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	24,671	25	7,097	–	–	(7,072)
Stock-based compensation expense	–	–	89,970	–	–	89,970
Net loss	–	–	–	–	(1,754,783)	(1,754,783)
Other comprehensive loss	–	–	–	(13,057)	–	(13,057)
BALANCE – DECEMBER 31, 2024	13,986,669	$13,987	$166,037,129	$(17,026)	$(161,699,924)	$4,334,166

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED COMPREHENSIVE	ACCUMULATED	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY
BALANCE - MARCH 31, 2023	2,299,259	$2,299	$157,426,606	$(6,141)	$(142,358,555)	$15,064,209
Issuances of common stock for cash under at the market program	177,891	178	1,085,941	–	–	1,086,119
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	6,397	7	(8,379)	–	–	(8,372)
Stock-based compensation expense	–	–	250,114	–	–	250,114
Net loss	–	–	–	–	(3,282,179)	(3,282,179)
Other comprehensive loss	–	–	–	(994)	–	(994)
BALANCE – JUNE 30, 2023	2,483,547	$2,484	$158,754,282	$(7,135)	$(145,640,734)	$13,108,897
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	9,329	9	(9,852)	–	–	(9,843)
Stock-based compensation expense	–	–	257,181	–	–	257,181
Rounding for reverse split	32	–	–	–	–	–
Net loss	–	–	–	–	(3,034,456)	(3,034,456)
Other comprehensive loss	–	–	–	(2,435)	–	(2,435)
BALANCE – SEPTEMBER 30, 2023	2,492,908	$2,493	$159,001,611	$(9,570)	$(148,675,190)	$10,319,344
Issuance of common stock for cash under at the market program	94,304	94	186,407	–	–	186,501
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	9,326	9	(9,382)	–	–	(9,373)
Stock-based compensation expense	–	–	572,955	–	–	572,955
Rounding for reverse split	–	–	–	–	–	–
Net loss	–	–	–	–	(3,466,121)	(3,466,121)
Other comprehensive income	–	–	–	7,951	–	7,951
BALANCE – DECEMBER 31, 2023	2,596,538	$2,596	$159,751,591	$(1,619)	$(152,141,311)	$7,611,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2024 and 2023

(Unaudited)

	Nine months Ended December 31, 2024	Nine months Ended December 31, 2023

Cash flows used in operating activities:
Net loss	$(7,133,196)	$(9,782,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,695	273,225
Stock based compensation	342,791	1,080,250
Loss on disposal of property and equipment	–	3,271
Accretion of right-of-use operating lease asset	209,740	1,358
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	418,718	282,192
Accounts payable and other current liabilities	(302,096)	136,268
Due to related parties	235,465	441,824
Net cash used in operating activities	(5,972,883)	(7,564,368)

Cash flows used in investing activities:
Purchases of property and equipment	(2,192)	(245,960)
Net cash used in investing activities	(2,192)	(245,960)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net	5,384,307	1,272,621
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(15,983)	(27,588)
Net cash provided by financing activities	5,368,324	1,245,033

Effect of exchange rate on changes on cash	(9,840)	4,364

Net change in cash and restricted cash	(616,591)	(6,560,931)

Cash and cash equivalents and restricted cash at beginning of period	5,529,484	14,620,449

Cash and cash equivalents and restricted cash at end of period	$4,912,893	$8,059,518

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$78	$25
Deferred offering cost not yet paid	$34	$–

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$4,825,387	$7,972,012
Restricted cash	87,506	87,506
Cash and cash equivalents and restricted cash	$4,912,893	$8,059,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2024

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

We have launched in Australia and in India safety, feasibility and dose-finding clinical trials of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). The primary endpoint of the approximately nine to 18-patient, safety, feasibility and dose-finding trial in each country is safety.

The following two hospitals in Australia have received ethics committee approval, have gone through training on our device and are now open for patient enrollment: Royal Adelaide Hospital in Adelaide, Australia and Pindara Private Hospital in the Gold Coast section of Australia. We have also trained a third hospital, GenesisCare North Shore in Sydney, Australia, and have received ethics committee and research governance approval for that institution. The site will be activated and open for enrollment pending completion of the site investigation meeting scheduled for February 2025. In late January 2025, Royal Adelaide Hospital successfully administered the Hemopurifier treatment to the first patient, with no adverse events.

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

We also obtained ethics review board (“ERB”) approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. In May 2023, we received ERB approval from the Medanta Medicity Hospital and Maulana Azad Medical College (“MAMC”), for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government. In November 2024, Aethlon terminated the COVID-19 clinical trial in India due to lack of enrollment of COVID patients.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Basis of Presentation and Use of Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on June 27, 2024. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly our operating results, cash flows, and financial position as of and for the period ended December 31, 2024. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2024 has been derived from the audited consolidated balance sheet at March 31, 2024, contained in the above referenced 10-K. The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the impact of the reverse stock split.

LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at December 31, 2024 had limited working capital and an accumulated deficit of $161,699,924. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to December 31, 2024 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

Management expects that existing cash as of December 31, 2024 will not be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

As of December 31, 2024 and 2023, an aggregate of 13,459,253 and 175,574 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three- and nine-month periods ended December 31, 2024 and 2023, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2024	2023
Three months ended	$240,199	$593,401
Nine months ended	883,616	1,875,114

4. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements; however, we do not expect a material impact.

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

In March 2024, the FASB issued ASU 2024-01 – Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update introduces illustrative examples to clarify how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards fall under the requirements of Topic 718, Compensation—Stock Compensation. ASU 2024-01 becomes effective for fiscal years starting after December 15, 2024. The Company does not anticipate any impact from ASU 2024-01, as it does not currently issue profits interest awards.

In November 2024, the FASB issued ASU 2024-03, titled Reporting Comprehensive Income–Expense Disaggregation Disclosures, Disaggregation of Income Statement Expense (ASU 2024-03). The objective of ASU 2024-03 is to improve transparency in the reporting of a public business entity’s expenses and address investor requests for more granular insights into the breakdown of expense line items typically reported in financial statements, such as cost of sales, SG&A, and research and development. The update requires greater detail on specific expense categories, including inventory purchases, employee compensation, depreciation, amortization, and depletion. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. The Company expects to adopt ASU 2024-03, a disclosure-only standard, April 1, 2027.

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

5. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2024

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

During the three- and nine-months ended December 31, 2024, 24,671 and 76,944 shares were issued upon settlement of 32,894 and 103,567 RSUs, respectively.

6. RELATED PARTY TRANSACTIONS

During the three-months ended December 31, 2024, we accrued $68,250 for board fees and paid fees of $68,250 owed to our non-employee directors for services in the current and prior quarter respectively. In the three-months ended December 31, 2023, we accrued $68,250 and paid out $68,250 in fees owed to our non-employee directors. In the nine-months ended December 31, 2024, we paid out $204,750 compared to $182,250 in the nine-months ended December 31, 2023.

We paid out $237,313 and $561,515 in separation expenses in the three- and nine-months ended December 31, 2024, respectively. As of December 31, 2024 the accrued separation expenses totaled $555,314 related to the Separation Agreements entered into with our former Chief Operating Officer and Chief Science Officer.

Amounts due to related parties were comprised of the following items:

	December 31, 2024	March 31, 2024
Accrued Board fees	$68,250	$68,250
Accrued vacation to all employees	150,819	167,973
Accrued separation expenses	555,314	310,211
Accrued Board travel and consulting Fees	7,516	–
Total due to related parties	$781,899	$546,434

7. STOCK COMPENSATION

The following tables summarize share-based compensation expenses relating to RSUs and stock options and the effect on basic and diluted loss per common share during the three- and nine-month periods ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Vesting of stock options and restricted stock units	$89,970	$572,955	$342,791	$1,080,250
Total stock-based compensation expense	$89,970	$572,955	$342,791	$1,080,250

Weighted average number of common shares outstanding – basic and diluted	13,962,266	2,516,511	11,801,655	2,477,282

Basic and diluted loss per common share attributable to stock-based compensation expense	$(0.01)	$(0.23)	$(0.03)	$(0.44)

All of the stock-based compensation expense recorded during the nine months ended December 31, 2024 and 2023, an aggregate of $342,791 and $1,080,250, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the nine months ended December 31, 2024 and 2023 represented an impact on basic and diluted loss per common share of $(0.03) and $(0.44), respectively.

Stock Option and RSU Activity

We did not issue any stock options during the nine months ended December 31, 2024 and 2023.

Stock options outstanding that have vested as of December 31, 2024 and stock options that are expected to vest subsequent to December 31, 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	62,007	$17.91	4.47
Expected to vest	7,893	$14.45	7.08
Total	69,900

A summary of stock option activity during the nine months ended December 31, 2024 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of year	86,466	$6.90 – 25.20	$22.40
Granted	–	$–	$–
Cancelled/Expired	16,566	$6.90-1,425.00	$17.32
Outstanding December 31, 2024	69,900	$12.80 – 25.20	$17.52
Exercisable, December 31, 2024	62,007	$12.80 – 25.20	$17.91

There were no stock option grants during the three months ended December 31, 2024 and 2023. There were no RSUs granted during the three months December 31, 2024 and 2023. There were no stock option exercises during the three months ended December 31, 2024 and 2023. On December 31, 2024, our outstanding stock options had no intrinsic value, since the closing share price on that date of $0.86 per share was below the exercise price of our outstanding stock options.

The table below summarizes nonvested stock options as of December 31, 2024 and changes during the three months ended December 31, 2024.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2024	28,653	$1.44
Vested	(11,172)	$1.67
Forfeited	(9,588)	$1.19
Nonvested stock options at December 31, 2024	7,893

The detail of the options outstanding and exercisable as of December 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$12.80 - 16.80	46,730	5.57 years	$13.71	39,089	$13.63
$25.20	23,170	3.14 years	$25.20	22,918	$25.20
	69,900			62,007

The table below summarizes RSUs as of December 31, 2024 and changes during the nine months ended December 31, 2024.

Shares
Nonvested RSUs at April 1, 2024	4,885
Granted	131,576
Vested	(76,943)
Tax withholding payments or tax equivalent payments for net share settlement of RSUs	(26,624)
Nonvested RSUs at December 31, 2024	32,894

Our total stock-based compensation for the three and nine months ended December 31, 2024 and 2023 included the following:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Vesting of restricted stock units	$50,000	$56,250	$168,750	$150,000
Vesting of stock options	39,970	516,705	174,041	930,250
Total Stock-Based Compensation	$89,970	$572,955	$342,791	$1,080,250

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the nine months ended December 31, 2024 was insignificant.

On December 31, 2024, our outstanding stock options had no intrinsic value since the closing price on that date of $0.86 per share was below the weighted average exercise price of our outstanding stock options.

At December 31, 2024, there was approximately $150,990 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.84 years.

8. WARRANTS

During the nine-months ended December 31, 2024, we issued 16,524,000 warrants in connection with the May 17, 2024 public offering. We did not issue any warrants in the nine-months ended December 2023.

A summary of warrant activity during the nine months ended December 31, 2024 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2024	32,676	$15.00 – 27.50	$20.09

Granted	16,524,000	$0.58	$0.58
Exercised	(3,180,000)	$0.58	$0.58
Cancelled/Expired	(20,217)	$15.00 - 18.75	$15.66
Warrants outstanding at December 31, 2024	13,356,459	$0.58 – 27.50	$0.60
Warrants exercisable at December 31, 2024	13,356,459	$0.58 – 27.50	$0.60

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,356. The current monthly base rent under the manufacturing component of the lease is $12,824. Cash paid in the three months ended December 31, 2024 for amounts included in the measurement of operating lease liabilities in operating cash flows was $81,538.

The office, lab and manufacturing leases are coterminous with a remaining term of 27 months. The weighted average discount rate is 4.25%.

As of our December 31, 2024 balance sheet, we have an operating lease right-of-use asset of $673,315 and operating lease liability of $724,848.

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

Overall, our rent expense, which is included in general and administrative expenses, approximated $106,000 and $105,000 for the three- month periods ended December 31, 2024 and 2023, respectively. Rent expense for the nine-month periods ending December 31, 2024 and December 31, 2023 was approximately $317,000 and $315,000 respectively.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

10. SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2024 through the date that the accompanying consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In January 2025, the holder of Class A warrants exercised 20,000 shares for total proceeds of $11,600. Additionally, 107,427 shares of placement warrants were exercised through a cashless exercise.

In February 2025, holders of Class A warrants exercised 46,500 shares and holders of Class B warrants exercised 296,500 shares, for an aggregate issuance of 343,000 shares in exchange for total proceeds of $198,940.

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

We have launched in Australia and in India safety, feasibility and dose-finding clinical trials of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). The primary endpoint of the approximately nine to 18-patient, safety, feasibility and dose-finding trial in each country is safety.

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

The following two hospitals in Australia have received ethics committee approval, have gone through training on our device and are now open for patient enrollment: Royal Adelaide Hospital in Adelaide, Australia and Pindara Private Hospital in the Gold Coast section of Australia. We have also trained a third hospital, GenesisCare North Shore in Sydney, Australia, and have received ethics committee and research governance approval for that institution. The site will be activated and open for enrollment pending completion of the site investigation meeting scheduled for February 2025. In late January 2025, Royal Adelaide Hospital successfully administered the Hemopurifier treatment to the first patient, with no adverse events.

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

We also obtained ethics review board (“ERB”) approval from and entered into a clinical trial agreement with Medanta Medicity Hospital, a multi-specialty hospital in Delhi NCR, India, for a COVID-19 clinical trial at that location. In May 2023, we received ERB approval from the Medanta Medicity Hospital and Maulana Azad Medical College (“MAMC”), for a second site for our clinical trial in India to treat severe COVID-19. MAMC was established in 1958 and is located in New Delhi, India. MAMC is affiliated with the University of Delhi and is operated by the Delhi government. In November 2024, Aethlon terminated the COVID-19 clinical trial in India due to lack of enrollment of COVID patients.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2023

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2024, decreased by $1,752,341 or 49.1% to $1,814,747 compared to $3,567,088 for the same period in 2023. This reduction was driven by a $1,298,818 decrease in payroll and related expenses, a $290,709 decrease in professional fees, and a $162,815 decrease in general and administrative expenses.

For the three months ended December 31, 2024, payroll and related expenses decreased by $1,298,818. This decrease was primarily attributable to a reduction of $872,763 in separation expenses related to the Separation Agreement with the former Chief Executive Officer that had been recorded in the December 2023 period, as well as a decrease of $426,055 due to a reduction in headcount. Of the $872,763 of separation expenses related to the departure of the former Chief Executive Officer, $393,139 related to the acceleration of vesting of stock options.

Professional fees decreased by $290,709, primarily due to a reduction of $181,380 in legal fees which includes $148,696 decrease resulting from the transition to a new legal firm and $44,000 decrease related to fees incurred for the stock split with no comparable expense in the current period. Additionally, there was a decrease of $176,434 in scientific and operational consulting fees largely attributable to completed projects. These decreases were partially offset by a $64,487 increase in investor relations and accounting fees, an $11,101 increase in legal fees related to patent matters, as well as a $2,618 increase in website services.

The $162,814 decrease in general and administrative expenses for the quarter was primarily driven by a $253,297 reduction in supplies, largely related to the raw materials and components used in the manufacturing of the Hemopurifier, with no comparable purchases during the current period. Additionally, there was a $63,686 decrease in insurance expenses associated with a reduced headcount and a $22,708 reduction in various other operating expenses. These reductions were partially offset by a $176,877 increase in expenses related to our ongoing oncology clinical trials in Australia and India.

Net Loss

As a result of the changes in expenses noted above, our comprehensive loss decreased to $1,767,840 in the three months ended December 31, 2024 from $3,458,170 in the three months ended December 31, 2023.

Basic and diluted loss attributable to common stockholders was ($0.13) for the three months ended December 31, 2024, compared to ($1.37) for the three-month period ended December 31, 2023.

NINE MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2023

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2024 decreased by $2,813,192 to $7,337,402 compared to $10,150,594 for the nine months ended December 31, 2023. This decrease of $2,813,192, or 27.7%, in the 2024 period was due to decreases in our professional fees of $1,214,340, payroll and related expenses of $985,783 and general and administrative expenses of $613,069.

The $1,214,340 decrease in professional fees was mainly due to a $654,232 reduction in contract labor costs related to completed projects with a contract manufacturing organization, as well as with outside research and development and regulatory and quality management consultants. Additional decreases included $525,035 in legal fees which includes $503,769 decrease following a transition to a new legal firm, $13,952 decrease in fees related to stock split with no comparable expense in current period, and a $7,315 decrease in legal fees related to patent matters as well as a $62,500 reduction in recruiting fees. These decreases were offset by a $33,428 increase in investor relation fees.

The $985,783 decrease in payroll and related expenses was primarily driven by a $737,458 reduction in stock-based compensation which includes $393,139 related to the acceleration of vesting of stock options associated with the departure of our former Chief Executive Officer as well as expired or canceled employee stock options and a $594,889 decrease resulting from a reduction in headcount. These reductions were partially offset by an increase of $346,566 in separation expenses related to agreements with former executives. .

The $613,069 decrease in general and administrative expenses was primarily driven by a $733,242 reduction in supplies, including raw materials and components required for manufacturing the Hemopurifier, as well as laboratory materials for research and development. Additional reductions included an $84,583 decrease in insurance expenses, a $48,725 decrease in repairs and maintenance primarily related to the cleanroom certification, a $27,779 reduction related to travel and conferences, an $18,434 decrease in office supplies, a $17,529 decrease in depreciation. These decreases were partially offset by a $317,616 increase in expenses primarily related to ongoing oncology clinical trials in Australia and India.

Net Loss

As a result of the changes in expenses noted above, our comprehensive loss decreased from $9,778,234 in the nine months ended December 31, 2023, to $7,143,281 in the nine months ended December 31, 2024.

Basic and diluted loss attributable to common stockholders was ($0.61) for the nine months ended December 31, 2024, compared to ($3.95) for the nine-month period ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had a cash balance of $4,825,387 and working capital of $3,194,737. This compares to a cash balance of $5,441,978 and working capital of $4,395,889 at March 31, 2024.

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

We do not expect our existing cash as of December 31, 2024 to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements. Significant additional financing must be obtained to provide a sufficient source of operating capital and to allow us to continue to operate as a going concern.  We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to December 31, 2024 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred continuing losses from operations and at December 31, 2024 had limited working capital and an accumulated deficit of $161,699,924. These factors, among other matters, raise substantial doubt about our ability to continue as a going concern within one year of the date of the financial statements included in this Quarterly Report. A significant amount of additional capital will be necessary to advance the development of our products to the point at which they may become commercially viable. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to December 31, 2024 through a combination of debt and/or equity financing arrangements and potentially from collaborations or strategic partnerships.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2024	December 31, 2023
Cash (used in) provided by:
Operating activities	$(5,973)	$(7,564)
Investing activities	(2)	(245)
Financing activities	5,368	1,245
Effect of exchange rate changes on cash	(10)	4
Net change in cash and restricted cash	$(617)	$(6,560)

NET CASH USED IN OPERATING ACTIVITIES. We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $5,973,000 in the nine months ended December 31, 2024, compared to approximately $7,564,000 in the nine months ended December 31, 2023. The primary components in the $1,591,000 decrease in cash used in our operating activities in the 2024 period was a decrease in our net loss of approximately $2,649,000 partially offset by a negative net change in other working capital components of $508,000 and the reduction of $550,000 in non-cash components.

NET CASH USED IN INVESTING ACTIVITIES. We used approximately $2,000 for investing activities in the nine months ended December 31, 2024, compared to approximately $245,000 in the nine months ended December 31, 2023. The $243,000 decrease in the 2024 period was primarily a result of equipment purchase for our laboratory incurred in the nine months ended December 2023.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the nine months ended December 31, 2024, we raised approximately $5,384,000, net of placement agent fees and offering costs, from the sale and issuance of our common stock and warrants in connection with a public offering and the exercise of 300,000 and 2,880,000 Class A and Class B warrants, respectively, by holders thereof. The source of cash from our financing activities was partially offset by the use of approximately $16,000 to pay for the tax withholding upon settlement of on restricted stock units, for a net aggregate amount of cash provided by financing activities of approximately $5,368,000.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the changes to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ending December 31, 2024 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended December 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

10.1	Form of Securities Purchase Agreement.	S-1/A	333-278188	10.20	May 13, 2024

10.2	Aethlon Medical, Inc. 2020 Equity Incentive Plan, as amended to date, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	10.1	October 2, 2024

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS*	Inline XBRL Instance Document with Embedded Linkbase Documents					X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X

104*	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 12, 2025	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

