Form 10-K
period 2025-03-31
AETHLON MEDICAL INC
filed 2025-06-26
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2024 (the last trading day of the registrant’s most recently completed second quarter) was approximately $6.65 million, computed by reference to the closing sale price of the common stock of $3.73 per share on the Nasdaq Capital Market on September 30, 2024. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the common stock of the registrant outstanding as of June 24, 2025 was 2,585,316, as adjusted for the Company’s 1-for-8 reverse stock split, which was effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025.

i

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the safe harbor created by those sections.

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Annual Report relating to our business, business strategy, products and services we may offer in the future, the timing and results of future regulatory filings, the timing and results of future clinical trials, and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally; the ability to protect our intellectual property rights; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete capital raising transactions, and other factors (including the risks contained in Item 1A of this Annual Report under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

•	We have incurred significant losses and expect to continue to incur losses for the foreseeable future. As a result, our financial statements for the fiscal year ended March 31, 2025 carry a going concern qualification by our independent auditors.

•	We will require additional financing to sustain our operations, achieve our business objectives and satisfy our cash obligations, which may dilute the ownership of our existing stockholders.

•	We have limited experience in identifying and working with large-scale contracts with medical device manufacturers; manufacture of our devices must comply with good manufacturing practices in the United States.

•	Delays, interruptions or the cessation of production by our third-party suppliers of important materials or delays in qualifying new materials has and may continue to prevent or delay our ability to manufacture our Hemopurifier.

ii

•	Our Hemopurifier technology may become obsolete.

•	If we fail to comply with extensive regulations of U.S. and foreign regulatory agencies, the commercialization of our products could be delayed or prevented entirely.

•	If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

•	As a public company with limited financial resources undertaking the launch of new medical technologies, we may have difficulty attracting and retaining executive management and directors.
•	We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.
•	Our success is dependent in part on our executive officers.
•	Delays in successfully commencing or completing our planned clinical trials could jeopardize our ability to obtain regulatory approval and sustain our operations.

iii

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “Aethlon”, “we”, “us” and “our” refer to Aethlon Medical, Inc.

Overview and Corporate History

Overview

We are a medical therapeutic company focused on developing the Hemopurifier® (HP), a clinical-stage immunotherapeutic device intended for applications in cancer, life-threatening viral infections, and organ transplantation and other areas of significant unmet needs. In human studies (164 sessions with 38 patients), the Hemopurifier was used safely and demonstrated the potential to remove enveloped viruses. In pre-clinical studies, the Hemopurifier has exhibited the capacity to remove harmful extracellular vesicles (EVs) and enveloped viruses from biological fluids, utilizing its proprietary lectin-based mechanism. These extracellular vesicles have been implicated in disease processes such as immune suppression and metastasis in cancer as well as in the progression of severe life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are unresponsive to or intolerant of standard of care therapy, and with cancer types in which extracellular vesicles have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses for which no approved therapies currently exist.

We are also evaluating the Hemopurifier’s potential in additional clinical contexts based on its mechanism of action and preclinical findings.

Oncology

We believe that the Hemopurifier may be a substantial advancement in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful remove harmful extracellular vesicles particles that promote the growth and spread of tumors. In October 2022, we formed a wholly-owned subsidiary in Australia to initially conduct oncology-related clinical research, then seek regulatory approval and commercialize our Hemopurifier in Australia.

We completed an in vitro binding study of extracellular vesicles from cancer patient samples, to provide pre-clinical evidence to support our trial design and translational endpoints. Our study indicated positive results from this study, providing evidence that our Hemopurifier removes extracellular vesicles, or EVs, from plasma. This translational study provides pre-clinical evidence to support our phase 1 safety, feasibility and dose-finding clinical trials of our Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®.

We have launched in an Australia safety, feasibility and dose-finding clinical trials of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). The primary endpoint of the approximately nine to 18-patients, is safety. Exploratory analyses will be conducted to explore the number of HP treatments required to produce sustained reductions of EVs as well as improve anti-tumor T cell activity. We plan to open a similarly designed trial in India.

The following three hospitals in Australia have received ethics committee approval, have gone through training on our device and are open for patient enrollment: Royal Adelaide Hospital in Adelaide, Australia and Pindara Private Hospital in the Gold Coast section of Australia and GenesisCare North Shore Hospital in Sydney, Australia. As of June 26, 2025, we have treated three participants in the first of the three treatment cohorts. Once these patients have completed the pre-specified 7-day safety follow-up period, the data will be presented to an independent Data Safety Monitoring Board (DSMB). The DSMB will provide a recommendation to Aethlon senior leadership on advancing to the next cohort where participants will receive 2 HP treatments during the one week treatment period.

The Company continues to pursue approval of a similar clinical trial in India. HREC approval has previously been obtained at Medanta Medicity Hospital. Following this a meeting with Subject Expert Committee (SEC) of the India Regulatory Agency CDSCO was held 5JUN2025. We are awaiting the formal approval letter of the CDSCO. The clinical trial at Medanta can commence following a Site Initiation Visit (SIV) by the company’s India CRO, Qualtran.

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

Additionally, in vitro, the Hemopurifier has been demonstrated to capture Ebola, Marburg virus, Zika, Lassa, MERS-CoV, Cytomegalovirus, Epstein-Barr, Herpes simplex, Chikungunya, Dengue, West Nile, H1N1 swine flu, H5N1 bird flu, and the reconstructed 1918 Spanish flu virus. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

The Hemopurifier has previously been studied under FDA and international regulatory frameworks for the treatment of severe SARS-CoV-2 infection. While we terminated our U.S. and India-based COVID-19 studies due to low ICU patient volume and shifting priorities, these programs demonstrated real-world use of the Hemopurifier in critically ill patients. We maintain an open IDE for viral indications to preserve optionality for future outbreaks or emergent pathogens.

We have sufficient inventory of Hemopurifiers to support our ongoing oncology trial in Australia as well as any near-term expansion of that study or potential trial activity in India. While we have received FDA approval to begin manufacturing at our San Diego facility under our IDE supplement, we are still awaiting FDA approval of a separate supplement to qualify an additional supplier of a key Hemopurifier component. We continue to work with the FDA on this process.

Pre-Clinical Exploration of Additional Clinical Uses for the Hemopurifier

The Aethlon R&D laboratory continues to explore potential new indications for the Hemopurifier. We have published in the peer-reviewed journal Transplant Immunology the ability of the device to remove extracellular vesicles and their microRNA cargo from acellular perfusates of discarded kidneys that had undergone normothermic machine perfusion.

On May 12, 2025, the results of our pre-clinical ex vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were published in the pre-print vehicle bioRxiv. This manuscript has been submitted to a peer-reviewed publication for review.

Platelet-derived extracellular vesicles (PD-EVs) are the most numerous EV population in the body and are released by platelets in response to a variety of stimuli. The cargo contained within these EVs have been noted to take part in damage to blood vessels, activation of immune cells and spread of tumor cells. Excessive levels of PD-EVs have been implicated in a myriad of diseases including cancer, lupus, systemic sclerosis, multiple sclerosis, Alzheimer’s disease, sepsis, acute and Long COVID.

We hypothesized that the Aethlon Hemopurifier which contains a propriety GNA affinity resin would remove platelet derived EVs from plasma. In this experiment two hundred milliliters on donated healthy human plasma were circulated over the Aethlon Hemoupurifier (HP) to simulate a clinical HP session. The study results showed a 98.5% removal of platelet -derived EVs at a timepoint equivalent to a 4-hour HP treatment. The results of this study support the current Australian Clinical Trial in Oncology as well as open the investigation of the Hemopurifier in many indications.

Extracellular vesicles have been implicated in the pathogenesis of Long COVID. As we had previously demonstrated removal of extracellular vesicles by the Hemopurifier in a patient with severe acute COVID-19 infection, we hypothesized that patients with Long COVID would have extracellular vesicles with the mannose sugar on their surface that would bind to the affinity resin in our device. We partnered with investigators at the Univ of California San Francisco Medical Center Long COVID clinic to obtain samples from participants with Long COVID as well as controls that had had COVID -10 infection but had recovered. The data to be presented will review the binding of larger and smaller extracellular vesicles to the GNA lectin and the lectin affinity resin, respectively. We believe the data from this pre-clinical study calls for additional study of the Hemopurifier and look forward to receiving feedback from the Long COVID scientific community at the Keystone Symposium.

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

On March 10, 1999, Aethlon, Inc., a California corporation, Hemex, Inc., a Delaware corporation and the accounting predecessor to Aethlon, Inc., and Bishop Equities, Inc., a publicly traded Nevada corporation, completed an Agreement and Plan of Reorganization structured to result in Bishop Equities, Inc.’s acquisition of all of the outstanding common stock of Aethlon, Inc. and Hemex, Inc. Under the plan’s terms, Bishop Equities, Inc. issued shares of its common stock to the stockholders of Aethlon, Inc. and Hemex, Inc. such that Bishop Equities, Inc. then owned 100% of each company. Upon completion of the transaction, Bishop Equities, Inc. was renamed Aethlon Medical, Inc. Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

The Mechanism of Action (MOA) of the Hemopurifier

The Hemopurifier is a lectin-affinity plasmapheresis extracorporeal device designed for the removal of harmful extracellular vesicles and life-threatening enveloped viruses from the plasma component of the bloodstream. In the United States, the Hemopurifier is classified as a combination product whose regulatory jurisdiction is the Center for Devices and Radiological Health, or CDRH, the branch of FDA responsible for the premarket approval of all medical devices.

In our current applications, our Hemopurifier can be used with approved dialysis machines serving as a blood pump. It could also potentially be developed as part of a proprietary closed system with its own pump and tubing set, negating the requirement for dialysis infrastructure.

The Hemopurifier - Clinical Experience

Hepatitis C and HIV

The initial clinical development of the Hemopurifier focused on the viral infections Hepatitis C and HIV. Clinical trials conducted in India and a safety trial demonstrated the removal of both viruses from the bloodstream with a benign safety profile. Prior to FDA approval of the IDE feasibility study, we conducted investigational HCV treatment studies at the Apollo Hospital, Fortis Hospital, and the Medanta Medicity Institute in India. In the Medanta Medicity Institute study, 12 HCV-infected individuals were enrolled to receive three six-hour Hemopurifier treatments during the first three days of a 48-week peginterferon+ribavirin treatment regimen. The study was conducted under the leadership of Dr. Vijay Kher. Dr. Kher’s staff reported that Hemopurifier therapy was well tolerated and without device-related adverse events in the 12 patients treated.

Of these 12 patients, ten completed the Hemopurifier-peginterferon+ribavirin treatment protocol, including eight genotype-1 patients and two genotype-3 patients. Eight of the ten patients achieved a sustained virologic response, which is the clinical definition of treatment cure and is defined as undetectable HCV in the blood 24 weeks after the completion of the 48-week peginterferon+ribavirin drug regimen. Both genotype-3 patients achieved a sustained virologic response, while six of the eight genotype-1 patients achieved a sustained virologic response, which defines a cure of the infection. Our IDE safety study in end stage renal disease patients on dialysis who were infected with HCV was conducted at DaVita MedCenter Dialysis in Houston, Texas. We reported that there were no device-related adverse events in enrolled subjects who met the study inclusion-exclusion criteria. We also reported that an average capture of 154 million copies of HCV (in International Units, I.U.) within the Hemopurifier during four-hour treatments.

The initial clinical development of the Hemopurifier was focused on the viral infections Hepatitis C and HIV. Clinical trials conducted in India and a safety trial demonstrated the removal of both viruses from the bloodstream with a benign safety profile. Prior to FDA approval of the IDE feasibility study, we conducted investigational HCV treatment studies at the Apollo Hospital, Fortis Hospital, and the Medanta Medicity Institute in India. In the Medanta Medicity Institute study, 12 HCV-infected individuals were enrolled to receive three six-hour Hemopurifier treatments during the first three days of a 48-week peginterferon+ribavirin treatment regimen. The study was conducted under the leadership of Dr. Vijay Kher. Dr. Kher’s staff reported that Hemopurifier therapy was well tolerated and without device-related adverse events in the 12 treated.

Of these 12 patients, ten completed the Hemopurifier-peginterferon+ribavirin treatment protocol, including eight genotype-1 patients and two genotype-3 patients. Eight of the ten patients achieved a sustained virologic response, which is the clinical definition of treatment cure and is defined as undetectable HCV in the blood 24 weeks after the completion of the 48-week peginterferon+ribavirin drug regimen. Both genotype-3 patients achieved a sustained virologic response, while six of the eight genotype-1 patients achieved a sustained virologic response, which defines a cure of the infection. Our IDE safety study in end stage renal disease patients on dialysis who were infected with HCV was conducted at DaVita MedCenter Dialysis in Houston, Texas. We reported that there were no device-related adverse events in enrolled subjects who met the study inclusion-exclusion criteria. We also reported that an average capture of 154 million copies of HCV (in International Units, I.U.) within the Hemopurifier during four-hour treatments.

In addition to treating Ebola and HCV-infected individuals, we also conducted a single proof-of-principle treatment study at the Sigma New Life Hospital in an AIDS patient who was not being administered HIV antiviral drugs. In the study, viral load was reduced by 93% as the result of 12 Hemopurifier treatments (each four hours in duration) that were administered over the course of one month.

With the advent of highly effective anti-retroviral drugs for HIV (HAART), and curative direct acting antivirals (DACs) for Hepatitis C, clinical development for these indications was abandoned.

Ebola Virus-Single Patient Emergency Use

Under Emergency use conditions a single patient with Ebola infection with multiple organ dysfunction was treated with the Hemopurifier at Frankfurt University Hospital in Germany. The patient tolerated a single 6.5-hour Hemopurifier treatment. Prior to treatment, the Ebola viral load was measured at 400,000 copies/ml. The post-treatment viral load was 1,000 copies/ml. Calculations by the treating physician indicated that 242 million copies of Ebola virus were captured within the Hemopurifier during treatment. The patient made a full recovery. Based on this experience, the Company filed an Expanded Access protocol with the FDA to treat Ebola virus infected patients in up to ten centers in the United States and a corresponding protocol was approved by HealthCanada. These protocols remain open, allowing Hemopurifier treatment to be offered to patients presenting for care in both countries. In 2018, the FDA designated the Hemopurifier as a Breakthrough Device “… for the treatment of life-threatening viruses that are not addressed with approved therapies.”

Severe Acute SARS-CoV-2/COVID-19 Infection – Emergency Use and Clinical Trials

SARS-COV-2, the causative agent of COVID-19 is a member of the coronavirus family, which includes the original SARS virus, SARS-CoV, and the MERS virus. SARS-CoV-2, found to contain mannose on the envelope surface. This suggests that the Hemopurifier could potentially clear it from biological fluids, including blood.

Under Single Patient Emergency Use regulations, we have treated two patients with COVID-19 with the Hemopurifier. We published a manuscript reviewing case studies covering those two Single Patient Emergency Use treatments entitled “Removal of COVID-19 Spike Protein, Whole Virus, Exosomes and Exosomal microRNAs by the Hemopurifier® Lectin-Affinity Cartridge in Critically Ill Patients with COVID-19 Infection” in the peer-reviewed journal Frontiers in Medicine

The manuscript described the use of the Hemopurifier for a total of nine sessions in two critically ill COVID-19 patients. The first case study demonstrated the improvement in the patient who was a SARS-COV-2 positive COVID-19 present at entry to the hospital, with associated coagulopathy, or CAC, lung injury, inflammation, and tissue injury despite the absence of demonstrable COVID-19 viremia at the start of treatment at Day 22.This patient received eight Hemopurifier treatments without complications and eventually was weaned from a ventilator and was discharged from the hospital. Plasma samples from this patient revealed a decrease in extracellular vesicle counts over the course of the eight treatments and decreases in exosomal microRNAs associated with the development of coagulopathy and acute lung injury.

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

In June 2022, the Company completed the treatment protocol of the only participant enrolled in the study. study. The patient received one HP treatment daily for 4 days. This patient died following cardiac arrest (not related to the HP treatment) as a consequence of severe COVID-19 pneumonia. Blood samples taken from the patient did not reveal any evidence of viremia. Plasma sent for cytokine analysis revealed a numeric decrease in the levels of IP-10, MCP-1, and IL-10.

A similarly designed trial was also conducted in India. One patient was enrolled on February 16, 2022, at Medanta Medicity Hospital, Gurugram, Haryana 12200, India. The patient tolerated one HP treatment daily for three days. On 19 February 2022, in the first 15 min during the 3rd treatment, one nonserious Grade 2 AE was reported (hemolysis and leaking of the filter). The filter was replaced, and therapy resumed without sequalae. On Day #4 the patient suffered asystole and died due to clinical deterioration unrelated to the device. During the first Hemopurifier treatment (T1) there was a gradual decrease in viral load from the baseline at 4923 copies/mL decreasing steadily to 1307 copies/mL over five hours, indicating a 73% reduction from baseline. At the beginning of the second Hemopurifier treatment (T2), the viral load was 850 copies/mL, dropped below the lower limit of quantification within an hour, and remained undetectable, suggesting rapid clearance. The viral load before the third treatment (T3) was below the quantification limit but unexpectedly rose at 3 hours (636 copies/mL), peaking at 4 hours (1583 copies/mL), and slightly decreasing at 5 hours (1104 copies/mL). This irregular pattern suggests possible delayed RNA release, sample variability, or another biological factor affecting detection. The cumulative data shows a reduced SARs-CoV-2 viral load during the first two Hemopurifier treatments but not during the third treatment.

Due to lack of eligible patients in the ICU the clinical trial was closed as November 22, 2022.

Oncology- U.S. Clinical Trial in Head and Neck Cancer

A single center clinical trial entitled “Depleting Exosomes to Improve Response to Immune Therapy in Head and Neck Squamous Cell Cancer: An Early Feasibility Phase I Clinical Trial” was conducted under a US IDE at the University of Pittsburgh. This was a single arm Phase 1 clinical trial designed to evaluate the safety and efficacy of the Hemopurifier plus pembrolizumab for the treatment of patients with recurrent or metastatic head and neck squamous cell cancer. All patients were treated with pembrolizumab every 21 days as standard of care. The patients were to receive a 4-hour Hemopurifier treatment before Pembrolizumab infusions 2 occasions 21 days apart. A total of 2 patients were enrolled in the study with the first occurring on Dec 14, 2020. The first patients received 2 HP treatments, and the second patient received one HP treatment. The second treatment in the second patient was terminated due to operator error. Eighteen no serious adverse events occurred in the two patients with none thought related to the device.

The only exploratory efficacy laboratory analysis that was performed in this study was a determination of the total nanoparticle concentrations in the 1st patient prior to and for 14 days after the second HP treatment. Total nanoparticle concentrations decreased following each Hemopurifier treatment. Following Hemopurifier treatment, the total nanoparticle concentrations rose by about Day 7 but did not reach the baseline levels. Exosomes levels are a component of the total nanoparticle concentration but exosome levels over time were not specifically determined.

Research and Development Costs

A substantial portion of our operating budget is used for research and development activities. The cost of research and development, all of which has been charged to operations, amounted to approximately $2,212,000 and $2,520,000 in the fiscal years ended March 31, 2025 and 2024, respectively.

Recent Developments

On June 25, 2025, the Company received notice from Nasdaq stating the Company has regained compliance with Listing Rule 5550(a)(2), and that the matter is now closed.

Reverse Split – Following the approval of a reverse stock split at a Special Meeting of Stockholders on May 13, 2025, our Board of Directors approved a 1-for-8 reverse stock split of our outstanding shares of Common Stock, effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025. Accordingly, each eight shares of outstanding common stock held by stockholders were combined into one share of common stock. Our authorized common stock remained at 60,000,000 shares following the stock split. We issued an additional 77 shares as a result of rounding up fractional shares related to the reverse stock split.

On June 2, 2025 a second patient was treated with the Hemopurifier at GenesisCare North Shore Hospital in Sydney, Australia. The patient was treated with the Aethlon Hemopurifier for 4 hours in a single day and tolerated the procedure without complications. The patient will have follow-up safety visits, EV and T cell measurements as well as imaging for clinical response.

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

To protect our proprietary medical technologies, including the Hemopurifier product platform and other scientific discoveries, we have a portfolio of over 32 issued patents and pending applications worldwide. We currently have three issued U.S. patents and 14 issued patents in countries outside of the United States. In addition, we have 15 patent applications pending worldwide related to our Hemopurifier product platform and other technologies. We are seeking additional patents on our scientific discoveries.

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

Patents

The following table lists our issued patents and patent applications, including their ownership status, including relevant patent term adjustments (PTA), which is a process of extending the term of a U.S. patent:

Patents Issued in the United States

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
9,707,333	Extracorporeal removal of microvesicular particles	7/18/17	Owned	1/6/29
9,364,601	Extracorporeal removal of microvesicular particles	6/14/16	Owned	5/30/29
8,288,172	Extracorporeal removal of microvesicular particles	10/16/12	Owned	3/09/27 05/30/29 (with 813 days Patent Term Adjustment (PTA))

Patent Applications Pending in the United States

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
17/918,085	Devices and methods for treating a coronavirus infection and symptoms thereof	10/10/22	Owned
18/700571	Devices and methods for treating a viral infection and symptoms thereof	04/11/24	Owned

Foreign Patents

PATENT #	PATENT NAME	ISSUANCE DATE	OWNED OR LICENSED	EXPIRATION DATE
60 2011 035 500.7	Methods for quantifying exosomes (Germany)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (France)	3/01/17	Owned	7/07/31
2591359	Methods for quantifying exosomes (Great Britain)	3/01/17	Owned	7/07/31
11804372	Methods for quantifying exosomes (Spain)	3/01/17	Owned	7/07/31
2644855	Extracorporeal removal of microvesicular particles (Canada)	11/19/19	Owned	3/09/27
502019000055563	Extracorporeal removal of microvesicular particles (Germany)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Switzerland)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Spain)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (France)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Great Britain)	4/24/19	Owned	3/09/27
502019000055563	Extracorporeal removal of microvesicular particles (Italy)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Netherlands)	4/24/19	Owned	3/09/27
1993600	Extracorporeal removal of microvesicular particles (Sweden)	4/24/19	Owned	3/09/27
1126138	Extracorporeal removal of microvesicular particles (Hong Kong)	6/19/20	Owned	3/09/27

Pending Foreign Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
8139/DELNP/2008	Extracorporeal removal of microvesicular particles (exosomes) (India)	3/9/07	Owned
2021256402	Devices and methods for treating a coronavirus infection and symptoms thereof (Australia)	10/16/22	Owned
3178687	Devices and methods for treating a coronavirus infection and symptoms thereof (Canada)	9/29/22	Owned
21788894.0	Devices and methods for treating a coronavirus infection and symptoms thereof (Europe)	10/26/22	Owned
62023077768.7	Devices and methods for treating a coronavirus infection and symptoms thereof (Hong Kong)	08/17/23	Owned
297109	Devices and methods for treating a coronavirus infection and symptoms thereof (Israel)	10/6/22	Owned
2023-505809	Devices and methods for treating a coronavirus infection and symptoms thereof (Japan)	10/12/22	Owned
2022361924	Devices and methods for treating a viral infection and symptoms thereof (Australia)	04/12/24	Owned
2024-522200	Devices and methods for treating a viral infection and symptoms thereof (Japan)	04/12/24	Owned
3235306	Devices and methods for treating a viral infection and symptoms thereof (Canada)	4/11/2024	Owned
22881946.2	Devices and methods for treating a viral infection and symptoms thereof (Europe)	4/23/2024	Owned
62025103640	Devices and methods for treating a viral infection and symptoms thereof (Hong Kong)	2/18/2025	Owned

Pending International Patent Applications

APPLICATION #	APPLICATION NAME	FILING DATE	OWNED OR LICENSED
PCT/US2024/015614	Removal of exosomes, ectosomes, mirnas, circulating nucleic acids, and viral particles with	2/13/24	Owned

Trademarks

APPLICATION NAME	Countries	Priority Date	OWNED OR LICENSED
*SANSAGITTA	Madrid, Australia, Canada, the EU, UK, and India	7/8/2021	Owned

* The US Application for SANSAGITTA abandoned on 12/2/24. It was used as the basis application for a Madrid registration, and the corresponding above-listed designated country registrations can be converted to national applications to avoid abandonment.

Trademarks

In addition to the Sansagitta trademarks noted in the above table, we also have trademark registrations in the United States for Hemopurifier and Aethlon Medical, Inc., and obtained a trademark registration in India for Hemopurifier. We also have common law trademark rights in Aethlon ADAPT™ and ELLSA™.

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

Manufacturing

Historically, manufacturing of our Hemopurifier was conducted in collaboration with a contract manufacturer based in California, operating under current Good Manufacturing Practice, or cGMP, regulations promulgated by the FDA. Our contract manufacturer is registered with the FDA. To date, production of the Hemopurifier has been limited to quantities necessary to support our clinical studies.

In May 2024, the FDA approved the use of our own manufacturing for the production of Hemopurifiers. We have since initiated manufacturing activities at our facility under cGMP conditions to support ongoing and planned clinical development.

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

Employees

As of June 26, 2025, we had 9 full-time employees and no part-time employees. All of our employees are located in the United States. We do intend to hire additional employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources.

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

We have never been profitable. We did not generate any revenue during the fiscal years ended March 31, 2025 and March 31, 2024. In prior fiscal years we did record revenue from government contracts. We do not currently have any research grants or contracts. It is possible that we may not be able to enter into future government contracts. Future profitability, if any, will require the successful commercialization of our Hemopurifier technology or any other product that we develop or from additional government contract or grant income we may obtain. We may not be able to successfully commercialize the Hemopurifier or any other products, and even if commercialization is successful, we may never be profitable. While we currently have over $5.5 million in cash and cash equivalents and have been carrying out certain expense reductions since November 2023, our planned additional expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses; therefore there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

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

We may not currently or in the future be able to continue as a going concern.

The financial statements in this Annual Report have been prepared on a going concern basis of accounting, which assumes that we will continue as a going concern, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on our ability to generate revenues and raise capital. To date, we have not generated sufficient revenues to provide cash flows that enable us to finance our operations internally. In connection with an evaluation conducted by our management during the preparation of the financial statements included in this Annual Report, management concluded that there were conditions and events which raised substantial doubt as to the Company’s ability to continue as a going concern within twelve months after the date of the issuance of the financial statements included in this Annual Report.

The uncertainty regarding our ability to continue as a going concern could materially adversely affect our share price and our ability to service our indebtedness, raise new capital or enter into commercial transactions. To address these matters, we may take actions that materially and adversely affect our business, including significant reductions in research, development, administrative and commercial activities, reduction of our employee base, and ultimately curtailing or ceasing operations, any of which could materially adversely affect our business, financial condition, results of operations and share price. In addition, doubts about our ability to continue as a going concern could impact our relationships with partners, vendors and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business and could impair our ability to execute our strategy and implement our business objectives, thereby having a material adverse effect on our business, financial condition and results of operations.

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

In addition, an uncorrected impurity, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with its manufacturing process, or any other problem with our materials, testing or components, could prevent or delay the release of our Hemopurifiers for use in our clinical trials. For example, in late 2020, we identified during our device quality review procedures prior to product release that one of our critical suppliers had produced a Hemopurifier component that was not produced to our specifications, although no affected Hemopurifiers were released into our inventory or to any clinical trial sites. Any such future supplier issues could have a material adverse impact on our business, results of operations and financial condition.

Difficulties in manufacturing our Hemopurifier could have an adverse effect upon our expenses, our product revenues and our ability to complete our clinical trials.

We received approval from the FDA for our IDE supplement to manufacture Hemopurifiers at our site in San Diego. The manufacturing of our Hemopurifier is difficult and complex. To support our current clinical trial needs, we comply with and intend to continue to comply with current Food Manufacturing Practices, or cGMP in the manufacture of our product. Our ability to adequately manufacture and supply our Hemopurifier in a timely matter is dependent on the uninterrupted and efficient operation of our facilities and those of third parties producing raw materials and supplies upon which we rely in our manufacturing. The manufacture of our products may also be impacted by:

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

Specifically, the Hemopurifier contains three critical components with limited supplier numbers. The base cartridge on which the Hemopurifier is constructed is sourced from Medica S.p.A and we are dependent on the continued availability of these cartridges. We currently purchase the diatomaceous earth from Janus Scientific Inc., our distributor; however, the product is manufactured by Imerys Minerals Ltd., which is the only supplier of this product. The GNA is sourced from Vector Laboratories, Inc. and also is available from other suppliers; however, Sigma Aldrich is our only potential back up supplier at this time and we are in the process of working with the FDA to obtain regulatory approval for this supplier. A business interruption at any of these sources, including the interruption resulting from the delay in obtaining FDA approval of our new GNA supplier, has and may continue to have a material impact on our ability to manufacture the Hemopurifier.

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

We have in the past experienced a material weakness in our internal controls over financial reporting. If we fail to maintain effective internal controls and fail to remediate any future or present control deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation with investors, ultimately leading to a decline in the price of our Common Stock.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. In particular, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting.

As disclosed in Item 9A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, management identified a material weakness in the segregation of duties within our financial systems. Specifically, user access controls were not sufficiently maintained to properly restrict both user and privileged access to financial applications within our accounting software system to initiate, record and approve entries. We also noted that check stock was secured in an authorized signatory’s office. During 2017 through 2020, the Company incorrectly recorded accrued commission liability of approximately $404,000. The Company reversed accrued commission liability of approximately $404,000 during the year ended March 31, 2024 related to this error in accounting under U.S. GAAP. The Company originally failed to correctly apply appropriate accounting principles in recording the transaction, and the error was not detected and corrected in a timely manner, resulting in an adjustment to the financial statements. Management has discussed with counsel appropriate measures to record such potential commission liabilities in the future and will implement a quarterly review of all accruals. The reversal of the accrued commission liability into equity as of March 31, 2024 corrected the impact of the error.

Since that time, we have implemented several remediation measures, including enhanced user access controls, segregation of duties, relocation of check stock to a secure, access-controlled area, and the implementation of a quarterly review process for all significant accruals. Management has also consulted with legal counsel to clarify how potential commission liabilities should be recorded in the future. The reversal of the commission accrual into equity as of March 31, 2024 corrected the impact of the historical error.

As of March 31, 2025, management has concluded that the previously identified material weakness has been remediated. While we are committed to maintaining a robust control environment, there can be no assurance that future material weaknesses will not be identified.

If we have difficulty maintaining effective internal controls over financial reporting, or if we identify a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis, such that it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of accurate periodic reports, which could lead to investigations by Nasdaq, the SEC or other regulatory authorities or litigations with our creditors and/or stockholders, hence requiring additional management attention and impairing our ability to operate our business. Our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected. We could be required to implement expensive and time-consuming remedial measures. Our independent registered public accounting firm may issue reports that are adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, or if it is not satisfied with our remediation of any identified material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

We have 9 full-time employees. We utilize, whenever appropriate, consultants in order to conserve cash and resources. Although we believe that these employees and consultants will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Competition for these individuals, especially in San Diego, California, where many biotechnology companies are located, is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We may not be able to engage the services of qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record. Also, if we are required to attract personnel from other parts of the U.S. or abroad, we may have significant difficulty doing so due to the high cost of living in the Southern California area and due to the costs incurred with transferring personnel to the area. If we cannot attract and retain qualified staff and executives, we will be unable to develop our products and achieve regulatory clearance, and our business could fail.

We plan to expand our operations, which may strain our resources; our inability to manage our growth could delay or derail implementation of our business objectives.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We may not be able to institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we may not be able to properly manage, train, motivate and retain our anticipated increased employee base. If we cannot manage our growth initiatives, including our expansion of our clinical trials in India and potentially in other countries, we will be unable to commercialize our products on a large-scale in a timely manner, if at all, and our business could fail.

We have limited experience in the organ transplant market and face competition from entities more familiar with this business and our efforts may not succeed.

We have investigated whether the Hemopurifier, when incorporated into a machine perfusion organ preservation circuit, can remove harmful viruses, exosomes, RNA molecules, cytokines, chemokines and other inflammatory molecules from recovered organs. This area is new to our product development and management personnel, and we may not be successful in the organ transplant market where we have limited experience. Even if we are successful in developing our Hemopurifier for the organ transplant market, we may not be able to compete effectively or generate significant revenues in this new area. Many companies of all sizes, including major pharmaceutical companies, specialized biotechnology companies, and traditional healthcare providers, are engaged in redesigning organ transplant care. Competitors operating in this area may have substantially greater financial and other resources, larger research and development staff, and more experience in this area. It is possible that, even if we are successful in the organ transplant field, that the market will not accept our product, or that our product will not generate significant revenues for us.

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

We rely on third-party consultants or other vendors to manage and implement much of the day-to-day conduct of our clinical trials and the manufacturing of our Hemopurifier product candidate. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of the efforts of these third parties. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacture and regulatory approval of our Hemopurifier, as well as support for our information technology systems and other infrastructure. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of our Hemopurifier are conducted by our management team, but all other activities are the responsibility of third-party vendors.

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

We rely in part upon third-party licenses and ownership rights assigned from third parties for the development of specific uses for our Hemopurifier devices. We are researching, developing and testing cancer-related applications for our devices under patents assigned from the London Health Science Center Research, Inc. Under the assignment agreement, we own the patents outright for the life of the patent, which expires in May 2029. Under certain circumstances, ownership of the patents may revert to the London Health Science Center Research, Inc. if there is an uncured substantial breach of the assignment agreement. Should any of our licenses be prematurely terminated for any reason, or if the patents and intellectual property assigned to us or owned by such entities that we have licensed are challenged or defeated by third parties, our research efforts could be materially and adversely affected. Our licenses and patents assigned to us may not continue in force for as long as we require for our research, development and testing of cancer treatments. It is possible that, if our licenses terminate or the underlying patents and intellectual property is challenged or defeated or the patents and intellectual property assigned to us is challenged or defeated, suitable replacements may not be obtained or developed on terms acceptable to us, if at all. There is also the related risk that we may not be able to make the required payments under any patent license or assignment agreement, in which case we may lose ability to use one or more of the licensed or assigned patents.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have three issued U.S. patents and two pending U.S. patent applications. We also have 14 issued foreign patents and have applied for 15 additional foreign and international patents. Our issued patents begin to expire in March 2027, with the last of these patents expiring in 2031, although terminal disclaimers, patent term extension or patent term adjustment can shorten or lengthen the patent term. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

Risks Related to U.S. Government Contracts

We may not obtain U.S. Government contracts to further develop our technology.

While we have previously had U.S. government contracts, we may not be successful in obtaining future government grants or contracts. The process of obtaining government contracts is lengthy with the uncertainty that we will be successful in obtaining announced grants or contracts for therapeutics as a medical device technology. Accordingly, although we have obtained government contracts in the past, we may not be awarded any future U.S. Government grants or contracts utilizing our Hemopurifier platform technology.

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

As a former and potential future U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and would be subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we would possibly be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although we have not had any government audits and reviews to date, future audits and reviews could cause adverse effects. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, would possibly not be reimbursable or allowed under such contracts. Further, as a former and potential future U.S. Government contractor, we would be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities. Moreover, recent actions by the U.S. Congress and executive agencies to reduce discretionary spending, impose funding constraints, or shift policy priorities could limit the availability of government funding for programs that might otherwise support the development or acquisition of our technology. These developments could reduce the likelihood of future contract opportunities or result in the modification, delay, or cancellation of existing or anticipated government solicitations involving our products.

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

Our common stock is listed on the Nasdaq Capital Market and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share (subject to a 180-day grace period, as discussed below) and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

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

On January 7, 2025, the Company received a letter from Nasdaq (the “Extension Notice”) advising that the Company has been granted a 180-day extension, or until June 23, 2025, to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). If at any time prior to June 23, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will regain compliance with the Minimum Bid Price Requirement. On January 7, 2025, the Company received a letter from Nasdaq (the “Extension Notice”) advising that the Company has been granted a 180-day extension, or until June 23, 2025, to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). If at any time prior to June 23, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will regain compliance with the Minimum Bid Price Requirement.

Effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025 the Company effectuated a 1-for-8 reverse split to attempt to maintain compliance with the $1.00 minimum bid requirement and to avoid, or at least mitigate, the likely adverse consequences of our common stock being delisted from the Nasdaq Capital Market by producing the immediate effect of increasing the bid price of our common stock.

On June 24, 2025, the Company received notification that they had regained compliance with the Minimum Bid Price Requirement.

There can be no assurance, however, that we will be able to continue to maintain compliance with the continued listing requirements for the Nasdaq Capital Market and our common stock could be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

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

social and geopolitical incidents and issues;

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. During the 52-week period ended March 31, 2025, the high and low closing sale prices for a share of our common stock were $14.08 and $2.08, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, trading in our common stock often has been thin. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history, limited amount of cash and revenue, lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

We are entitled under our articles of incorporation to issue up to 60,000,000 shares of common stock. As of March 31, 2025, we have reserved for issuance 319,518 shares of common stock for outstanding restricted stock units, stock options and warrants, excluding an aggregate of 71,432 issuances of restricted stock units to our independent directors under our 2020 Equity Incentive Plan made subsequent to March 31, 2025. As of March 31, 2025, we had issued and outstanding 2,585,239 shares of common stock. As a result, as of March 31, 2025 we had 57,023,811 shares of common stock available for issuance to new investors or for use to satisfy indebtedness or pay service providers.

On March 16, 2025, Aethlon Medical, Inc. (the “Company”) entered into an inducement offer to exercise existing Class A and Class B Warrants (the “Agreement”) with a certain accredited and institutional holder (the “Holder”) of the Company’s outstanding Class A and Class B Warrants issued on May 17, 2024 (the “Existing Warrants”). Pursuant to the Agreement, the Holder, upon exercise, will receive a new unregistered Common Stock Purchase Warrant (“New Warrant”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), to purchase up to a number of shares equal to 200% of the number of Warrant Shares issued pursuant to the exercise of Existing Warrants pursuant to this Agreement (the “New Warrant Shares”), which New Warrant shall have an exercise price per share equal to $0.3736, subject to adjustment as provided in the New Warrant, will be exercisable at any time on or after six (6) months from the date of issuance and have a term of exercise of five and one-half (5.5) years from the date of issuance and a reduction of the exercise price of the Existing Warrants to $0.3736 per share, representing the closing price on March 14, 2025, but only with respect to a cash exercise under the Existing Warrants (as reduced from the current respective exercise price per share as set forth in the Existing Warrants).

The closing took place on March 17, 2025. Gross proceeds to the Company from the exercise of the Existing Warrants was $2,316,320, prior to deducting closing costs and placement agent fees as further described below. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

As a result of the Holder exercising the Existing Warrants, the Company issued an aggregate of 6,200,000 shares of its common stock. The shares underlying the Existing Warrants have all been registered on Form S-1 registration statement (Registration Number 333-278188).

The Company agreed to file a resale registration statement registering the shares underlying the Replacement Warrants (“Resale Registration Statement”) within ninety (90) days of the date of the Agreement and to use commercially reasonable best efforts to cause the Resale Registration Statement to be effective on or prior to the 150th calendar day after the date of the Agreement.

Subject to the terms of the Agreement, the Company will be required to pay certain liquidated damages if the shares underlying the New Warrants are not filed within the ninety (90) period, as more fully described in the Agreement.

The Company further agreed that until sixty (60) days after the closing date of the warrant exercise, it will not (other than in connection with limited enumerated exceptions) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or file any registration statement or any amendment or supplement (other than the registration statement registering the shares underlying the Replacement Warrants).

In connection with the transactions contemplated in the Agreement, the Company agreed to pay its placement agent, Maxim Group, LLC (the “Agent”) the following compensation, (i) a cash fee equal to 6.0% of the gross proceeds received by the Company in the transactions contemplated by the Agreement, and (ii) legal fees and out-of-pocket expenses of $15,000.

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

The Company’s Chief Financial Officer, with assistance from our third-party cybersecurity vendors, is responsible for identifying, assessing, and managing our cybersecurity threats and risks. Together, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, evaluating our and our industry’s risk profile, conducting real-time monitoring of certain systems, and implementing escalation protocols with our third-party cybersecurity vendors.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Chief Executive Officer , and Chief Financial Officer.

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

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including CFO/CEO. The CFO/CEO work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the CFO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,590. The current monthly base rent under the manufacturing component of the lease is $12,824.

The office, lab and manufacturing leases are coterminous with a remaining term of 24 months. The weighted average discount rate is 4.25%.

As of March 31, 2025, we have a right-of-use lease asset of $601,846.

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next two fiscal years. All of our leases conterminously expire during the fiscal year ending March 31, 2027.

Fiscal Year Ended March 31,
2026	$333,462
2027	343,353
Total minimum lease payments	676,817
Less amount representing imputed interest	(27,064)
Present value of minimum lease payments	$649,751

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

Holders of Record

There were approximately 49 record holders of our common stock at June 24, 2025. The number of registered stockholders includes any beneficial owners of common shares held in street name.

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

Recent Sales of Unregistered Securities

The Company did not have any sales of unregistered securities during the period covered by this Annual Report, other than those disclosed in our Form 8-K filed on March 17, 2025, which were exempt from registration under Section 4(a)(2) of the Securities Act.

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

We are a medical therapeutic company focused on developing the Hemopurifier® (HP), a clinical-stage immunotherapeutic device intended for applications in cancer, life-threatening viral infections, and organ transplantation and other areas of significant unmet needs. In human studies (164 sessions with 38 patients), the Hemopurifier was used safely and demonstrated the potential to remove enveloped viruses. In pre-clinical studies, the Hemopurifier has exhibited the capacity to remove harmful extracellular vesicles (EVs) and enveloped viruses from biological fluids, utilizing its proprietary lectin-based mechanism. These extracellular vesicles have been implicated in disease processes such as immune suppression and metastasis in cancer as well as in the progression of severe life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are unresponsive to or intolerant of standard of care therapy, and with cancer types in which extracellular vesicles have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses for which no approved therapies currently exist.

We are also evaluating the Hemopurifier’s potential in additional clinical contexts based on its mechanism of action and preclinical findings.

Oncology

We believe that the Hemopurifier may be a substantial advancement in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful remove harmful extracellular vesicles particles that promote the growth and spread of tumors. In October 2022, we formed a wholly-owned subsidiary in Australia to initially conduct oncology-related clinical research, then seek regulatory approval and commercialize our Hemopurifier in Australia.

We completed an in vitro binding study of extracellular vesicles from cancer patient samples, to provide pre-clinical evidence to support our trial design and translational endpoints. Our study indicated positive results from this study, providing evidence that our Hemopurifier removes extracellular vesicles, or EVs, from plasma. This translational study provides pre-clinical evidence to support our phase 1 safety, feasibility and dose-finding clinical trials of our Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®.

We have launched in an Australia safety, feasibility and dose-finding clinical trials of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). The primary endpoint of the approximately nine to 18-patients, is safety. Exploratory analyses will be conducted to explore the number of HP treatments required to produce sustained reductions of EVs as well as improve anti-tumor T cell activity. We plan to open a similarly designed trial in India.

The following three hospitals in Australia have received ethics committee approval, have gone through training on our device and are open for patient enrollment: Royal Adelaide Hospital in Adelaide, Australia and Pindara Private Hospital in the Gold Coast section of Australia and GenesisCare North Shore Hospital in Sydney, Australia. As of 16JUN2025 we have treated three participants in the first of the three treatment cohorts. Once these patients have completed the pre-specified 7-day safety follow-up period, the data will be presented to an independent Data Safety Monitoring Board (DSMB). The DSMB will provide a recommendation to Aethlon senior leadership on advancing to the next cohort where participants will receive 2 HP treatments during the one week treatment period.

The Company continues to pursue approval of a similar clinical trial in India. HREC approval has previously been obtained at Medanta Medicity Hospital. Following this a meeting with Subject Expert Committee (SEC) of the India Regulatory Agency CDSCO was held 5JUN2025. We are awaiting the formal approval letter of the CDSCO. The clinical trial at Medanta can commence following a Site Initiation Visit (SIV) by the company’s India CRO, Qualtran.

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

Additionally, in vitro, the Hemopurifier has been demonstrated to capture Ebola, Marburg virus, Zika, Lassa, MERS-CoV, Cytomegalovirus, Epstein-Barr, Herpes simplex, Chikungunya, Dengue, West Nile, H1N1 swine flu, H5N1 bird flu, and the reconstructed 1918 Spanish flu virus. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

The Hemopurifier has previously been studied under FDA and international regulatory frameworks for the treatment of severe SARS-CoV-2 infection. While we terminated our U.S. and India-based COVID-19 studies due to low ICU patient volume and shifting priorities, these programs demonstrated real-world use of the Hemopurifier in critically ill patients. We maintain an open IDE for viral indications to preserve optionality for future outbreaks or emergent pathogens.

We have sufficient inventory of Hemopurifiers to support our ongoing oncology trial in Australia as well as any near-term expansion of that study or potential trial activity in India. While we have received FDA approval to begin manufacturing at our San Diego facility under our IDE supplement, we are still awaiting FDA approval of a separate supplement to qualify an additional supplier of a key Hemopurifier component. We continue to work with the FDA on this process.

Pre-Clinical Exploration of Additional Clinical Uses for the Hemopurifier

The Aethlon R&D laboratory continues to explore potential new indications for the Hemopurifier. We have published in the peer-reviewed journal Transplant Immunology the ability of the device to remove extracellular vesicles and their microRNA cargo from acellular perfusates of discarded kidneys that had undergone normothermic machine perfusion.

On May 12, 2025, the results of our pre-clinical ex vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were published in the pre-print vehicle bioRxiv. This manuscript has been submitted to a peer-reviewed publication for review.

Platelet -derived extracellular vesicles (PD-EVs) are the most numerous EV population in the body and are released by platelets in response to a variety of stimuli. The cargo contained within these EVs have been noted to take part in damage to blood vessels, activation of immune cells and spread of tumor cells. Excessive levels of PD-EVs have been implicated in a myriad of diseases including cancer, lupus, systemic sclerosis, multiple sclerosis, Alzheimer’s disease, sepsis, acute and Long COVID.

We hypothesized that the Aethlon Hemopurifier which contains a propriety GNA affinity resin would remove platelet derived EVs from plasma. In this experiment two hundred milliliters on donated healthy human plasma were circulated over the Aethlon Hemoupurifier (HP) to simulate a clinical HP session. The study results showed a 98.5% removal of platelet -derived EVs at a timepoint equivalent to a 4-hour HP treatment. The results of this study support the current Australian Clinical Trial in Oncology as well as open the investigation of the Hemopurifier in many indications.

Extracellular vesicles have been implicated in the pathogenesis of Long COVID.As we had previously demonstrated removal of extracellular vesicles by the Hemopurifier in a patient with severe acute COVID-19 infection, we hypothesized that patients with Long COVID would have extracellular vesicles with the mannose sugar on their surface that would bind to the affinity resin in our device. We partnered with investigators at the Univ of California San Francisco Medical Center Long COVID clinic to obtain samples from participants with Long COVID as well as controls that had had COVID -10 infection but had recovered. The data to be presented will review the binding of larger and smaller extracellular vesicles to the GNA lectin and the lectin affinity resin, respectively. We believe the data from this pre-clinical study calls for additional study of the Hemopurifier and look forward to receiving feedback from the Long COVID scientific community at the Keystone Symposium.

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

Fiscal Years Ended March 31, 2025 and 2024

Results of Operations

Government Contract Revenues

For the fiscal years ended March 31, 2025 and 2024, we did not have any active revenue-generating government contracts and, consequently, did not record any government contract revenue for that period.

Operating Costs and Expenses

Consolidated operating expenses were $9,341,364 for the fiscal year ended March 31, 2025, compared to $12,636,568 for the fiscal year ended March 31, 2024, a decrease of $3,295,203. The $3,295,203 decrease in the fiscal year ended March 31, 2025 was due to a decrease in payroll and related expenses of $1,332,359, a decrease of $1,302,834 in professional fees and a decrease of $660,010 in general and administrative expenses.

Payroll and related expenses decreased by $1,332,359 for the fiscal year ended March 31, 2025, compared to the prior year. The decrease was driven by a $876,511 reduction in salaries and related expenses and a $804,136 decrease in stock-based compensation. The reduction in salary expense reflects the termination of three executives—one in the prior year, one in July 2024, and one in October 2024—as well as a workforce reduction of non-executive employees implemented in August 2024. The decrease in stock-based compensation was primarily due to the absence of accelerated vesting charges recognized in the prior year in connection with the termination of our former Chief Executive Officer, as well as lower stock-based compensation expense associated with the departure of executives and non-executive staff. The overall decrease was partially offset by an increase of $348,287 in severance expenses mostly related to the termination of two former executives.

Professional fees decreased by $1,302,834 for the fiscal year ended March 31, 2025, compared to the prior year. The decrease was primarily driven by a $553,377 reduction in legal fees related to the transition to a new legal firm, a $462,154 decrease primarily attributable to the termination of services with a contract manufacturing organization and the completion of a project involving outside laboratory services. In addition, consulting fees related to scientific projects and regulatory projects decreased by $239,640 and $125,478 respectively. These decreases were partially offset by $84,900 increase in accounting fees associated with obtaining consents from prior audit firm for various SEC filings.

General and administrative expenses decreased by $660,010 for the fiscal year ended March 31, 2025, compared to the prior year. The decrease was primarily driven by a $534,069 reduction in costs related to lower purchases of raw materials for the production of Hemopurifiers, reduced cleanroom certification expenses, and fewer outside services for maintenance of the manufacturing facility. Laboratory supplies and testing costs also declined by $337,109 following the completion of oncology and transplant-related projects. Insurance expenses decreased by $141,453, including reductions in medical and workers’ compensation premiums due to lower headcount, as well as overall decrease in business insurance costs. Additional decreases included $44,122 in travel and entertainment expenses, $24,356 decrease in office supplies and $19,498 in depreciation expense related to the disposal of certain equipment. These decreases were partially offset by a $466,661 increase in clinical trial expenses related to our ongoing oncology study in Australia.

As a result of the above factors, our operating loss decreased to $9,341,364 for the fiscal year ended March 31, 2025, from $12,636,568 for the fiscal year ended March 31, 2024.

Other Income (Expense)

Other expense for the year ended March 31, 2025, included a non-cash charge of $4,612,862 related to a warrant inducement offer. In March 2025, the Company offered certain warrant holders the opportunity to exercise existing warrants at a temporarily reduced exercise price in exchange for the issuance of new warrants. The inducement expense recognized represents the combined fair value of the new warrants issued and the incremental fair value resulting from the modification of the exercise price of the existing warrants. This transaction did not impact cash flows from operating activities.

During the fiscal year ended March 31, 2025, we recognized $324,450 in other income related to the Employee Retention Tax Credit (“ERTC”) under the CARES Act and subsequent legislation. We recorded the ERTC as other income in the periods in which the payments were received. In addition, we recognized $36,339 in interest income related to the ERTC during fiscal 2025. As of March 31, 2025, the remaining expected credit was recorded as another receivable within other current assets on our consolidated balance sheet. No amounts were recorded in the prior fiscal year.

Liquidity and Capital Resources

As of March 31, 2025, we had a cash balance of $5,501,261 and working capital of $4,050,514. This compares to a cash balance of $5,441,978 and working capital of $4,395,889 at March 31, 2024.

While the Company has been carrying out certain expense reductions since November 2023; our planned additional expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses, therefore there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

During the fiscal year ended March 31, 2025 we raised capital through a warrant inducement offer and a public offering. In the fiscal year ended March 31, 2024 we raised money through our then existing At The Market Offering Agreement, or the 2022 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright. In October 2024, the S-3 registration underlying our At The Market Offering Agreement expired and the ATM was cancelled.

Financings During the Fiscal Year Ended March 31, 2025:

During the fiscal year ended March 31, 2025, we raised aggregate net proceeds of $7,746,311, net of $405,002 in commission and legal expenses to Maxim and $753,090 in direct legal and accounting fees. This total included $3,539,907 from a public offering in May 2024 and $2,054,940 from subsequent exercise of Class A and Class B warrants and $2,151,464 in net proceeds from a warrant inducement offering in March 2025. In connection with that transaction, we paid the placement agent fees totaling $153,979, consisting of a 6% commission on gross proceeds of $138,979 and $15,000 for legal and out-of-pocket expenses to Maxim and $10,877 in direct legal fees.

On March 16, 2025, Aethlon Medical, Inc. (the “Company”) entered into a inducement offer to exercise existing Class A and Class B Warrants (the “Agreement”) with a certain accredited and institutional holder (the “Holder”) of the Company’s outstanding Class A and Class B Warrants issued on May 17, 2024 (the “Existing Warrants”). Pursuant to the Agreement, the Holder, upon exercise, will receive a new unregistered Common Stock Purchase Warrant (“New Warrant”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), to purchase up to a number of shares equal to 200% of the number of Warrant Shares issued pursuant to the exercise of Existing Warrants pursuant to this Agreement (the “New Warrant Shares”), which New Warrant shall have an exercise price per share equal to $0.3736, subject to adjustment as provided in the New Warrant, will be exercisable at any time on or after six (6) months from the date of issuance and have a term of exercise of five and one-half (5.5) years from the date of issuance and a reduction of the exercise price of the Existing Warrants to $0.3736 per share, representing the closing price on March 14, 2025, but only with respect to a cash exercise under the Existing Warrants (as reduced from the current respective exercise price per share as set forth in the Existing Warrants).

The closing took place on March 17, 2025. Gross proceeds to the Company from the exercise of the Existing Warrants was $2,316,320, prior to deducting closing costs and placement agent fees as further described below. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

As a result of the Holder exercising the Existing Warrants, the Company issued an aggregate of 775,000 shares of its common stock. The shares underlying the Existing Warrants have all been registered on Form S-1 registration statement (Registration Number 333-278188).

The Company agreed to file a resale registration statement registering the shares underlying the Replacement Warrants (“Resale Registration Statement”) within ninety (90) days of the date of the Agreement and to use commercially reasonable best efforts to cause the Resale Registration Statement to be effective on or prior to the 150th calendar day after the date of the Agreement.

Subject to the terms of the Agreement, the Company will be required to pay certain liquidated damages if the shares underlying the New Warrants are not filed within the ninety (90) period, as more fully described in the Agreement.

The Company further agreed that until sixty (60) days after the closing date of the warrant exercise, it will not (other than in connection with limited enumerated exceptions) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or file any registration statement or any amendment or supplement (other than the registration statement registering the shares underlying the Replacement Warrants).

In connection with the transactions contemplated in the Agreement, the Company agreed to pay its placement agent, Maxim Group, LLC (the “Agent”) the following compensation, (i) a cash fee equal to 6.0% of the gross proceeds received by the Company in the transactions contemplated by the Agreement, and (ii) legal fees and out-of-pocket expenses of $15,000.

On May 17, 2024, we closed a public offering pursuant to which we sold an aggregate of: (i) 306,250 shares of our common stock and accompanying Class A warrants to purchase up to 306,250 shares of common stock and Class B warrants to purchase up to 306,250 shares of common stock, at a combined public offering price of $4.64 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 706,250 shares of common stock and accompanying Class A warrants to purchase up to 706,250 shares of common stock and Class B warrants to purchase up to 706,250 shares of common stock, at a combined public offering price of $4.63 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock, and accompanying warrants less the $0.001 per share exercise price of each such pre-funded warrant. The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million.

Financings During the Fiscal Year Ended March 31, 2024:

During the fiscal year ended March 31, 2024, we raised aggregate net proceeds of $1,322,383, net of $34,118 in commissions to Wainwright and $8,202 in other offering expense, through the sale of 37,011 shares of our common stock at an average price of $35.76 per share under the 2022 ATM Agreement.

2022 At The Market Offering Agreement with H.C. Wainwright & Co., LLC

On March 24, 2022, we entered into the 2022 ATM Agreement with Wainwright, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2022 ATM Agreement. This agreement was terminated in October 2024.

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

Material Cash Requirements

We expect our clinical trial expenses for the planned oncology trials in Australia and India to increase for the foreseeable future. While these increases are primarily related to trial activities, additional Hemopurifiers may also be manufactured to support the studies.

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

While we currently has been carrying out certain expense reductions since November 2023; our planned additional expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses; therefore there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	For the year ended
	March 31, 2025	March 31, 2024
Cash provided by (used in):
Operating activities	$(7,646)	$(10,130)
Investing activities	–	(251)
Financing activities	7,727	1,288
Effect of exchange rate on cash	(12)	2
Net increase (decrease) in cash	$69	$(9,091)

Net Cash Used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was approximately $7,646,000 in fiscal 2025, compared to net cash used in operating activities of approximately $10,130,000 in fiscal 2024, a decrease of approximately $2,484,000. The decrease in cash flows was primarily driven by a decrease of $2,869,000 in net loss after non-cash charges partially offset by a negative change in our working capital items of $385,000 mainly from the approximately $210,000 decrease in accounts payable and other current liabilities and approximately $299,000 decrease in due to related parties. These decreases were partially offset by a decrease of approximately $124,000 in prepaids.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2025 we did not purchase equipment. For the year ended March 31, 2024, we purchased approximately $251,000 of equipment, respectively.

Net Cash from Financing Activities

Net cash generated from financing activities increased from approximately $1,288,000 in the fiscal year ended March 31, 2024 to approximately $7,277,000 in the fiscal year ended March 31, 2025.

In the fiscal year ended March 31, 2025, we raised approximately $3,540,000 from the issuance of common stock. We also raised approximately $2,055,000 from the exercise of warrants under standard terms and approximately $2,316,000 from the exercise of warrants under induced terms. These proceeds were partially offset by $154,000 in commissions and $11,000 in legal fees related to the induced warrant exercises. Additionally, we used approximately $19,000 used to satisfy tax withholding obligations associated with the issuance of restricted stock units (RSUs).

During the fiscal year ended March 31, 2024, we raised $1,322,383 from the issuance of common stock, which was partially offset by the use of approximately $35,000 to pay for the tax withholding on the issuance of restricted stock units, or RSUs.

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

There were no accounting estimates in the year ended March 31, 2025 with a high degree of uncertainty or amounts that are with a high likelihood to change from period to period that would materially impact the presentation of our financial statements for the year ended March 31, 2025.

Warrant Inducement Transactions

From time to time, the Company may enter into warrant inducement arrangements, in which modifications to the terms of outstanding equity-classified warrants—such as reductions in exercise price or the issuance of additional warrants—are offered to incentivize early exercise. These transactions require significant judgment in determining whether the arrangement constitutes a routine equity modification or a substantive inducement that should be accounted for as an expense. In making this determination, the Company evaluates the structure and purpose of the transaction, including whether incremental value was transferred to the holder to accelerate capital inflows. In cases where the substance of the arrangement reflects an inducement, the Company records the incremental value as an expense in the period the transaction occurs. Determining the fair value of such inducements and the appropriate timing of recognition involves complex estimates and careful consideration of the facts and circumstances of each arrangement.

Share-based Compensation

We account for share-based compensation awards using the fair-value method and record such expense based on the grant date fair value in the consolidated financial statements over the requisite service period. This requires management to make estimates and assumptions regarding the fair value of the awards, including the expected term, volatility, risk-free interest rate, and forfeiture rates. These assumptions are inherently subjective and involve significant judgment. The fair value of stock options is typically determined using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period of the awards in a manner that reflects the service period or any applicable performance conditions.

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

On April 16, 2024, our Board of Directors approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board of Directors. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board of Directors, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $12.16 per share for the RSUs granted in April 2024. As a result, in April 2024 the four eligible directors were each granted an RSU in the amount of 4,112 shares under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

There were no vested RSUs outstanding as of March 31, 2025.

Recent Events

Reverse Split – Following the approval of a reverse stock split at a Special Meeting of Stockholders on May 13, 2025, our Board of Directors approved a 1-for-8 reverse stock split or our outstanding shares of Common Stock, effective as of the close of business on June 6, 2023. Accordingly, each 8 shares of outstanding common stock held by stockholders were combined into one share of common stock. Our authorized common stock remained at 60,000,000 shares following the stock split. We issued 77 additional shares shares as a result of rounding up fractional shares related to the reverse stock split.

On June 2, 2025, a second patient was treated with the Hemopurifier at GenesisCare North Shore Hospital in Sydney, Australia. The patient was treated with the Aethlon Hemopurifier for 4 hours in a single day and tolerated the procedure without complications. The patient will have follow-up safety visits, EV and T cell measurements as well as imaging for clinical response.

RSU Grants

In April 2025, our Board of Directors approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board of Directors. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board of Directors, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.80 per share for the April 2024 RSU grants. As a result, in April 2025 the four eligible directors were each granted an RSU in the amount of 17,858 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025. The evaluation was conducted in accordance with the guidelines established by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and the successful implementation of remediation measures addressing the previously identified material weaknesses, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Remediation of Previously Reported Material Weaknesses

Segregation of Duties and User Access Controls

As previously disclosed, management identified a material weakness in internal control over financial reporting related to segregation of duties and user access controls within our financial systems. Specifically, the Company had not adequately maintained user access controls to restrict both user and privileged access to financial applications, allowing the same individual to initiate, record, and approve accounting entries. Additionally, check stock was stored in the office of an authorized signatory, representing a weakness in physical access control.

This control deficiency was due in part to our limited accounting and finance staff, which hindered the design and implementation of effective segregation of duties. The lack of adequate user access controls and the absence of sufficient compensating controls could have resulted in a material misstatement of the financial statements.

To remediate this material weakness, the Company implemented the following measures:

•	In November 2023, check stock was relocated to a secure area accessible only to individuals without check signing authority, to mitigate unauthorized access risks. Subsequently, the Company discontinued maintaining any physical check stock onsite. While the Company continues to issue physical checks as needed, these are processed exclusively through the bank’s controlled check issuance services, eliminating the risk associated with onsite check stock and enhancing control over disbursements.

•	In May 2024, the Company completed an upgrade to its accounting software, enabling the establishment of distinct user roles and system access controls. While certain individuals may both initiate and record transactions due to the size of the finance team, all transactions are reviewed and approved by personnel independent of those entering the transactions. Management has tested the design and operating effectiveness of these new controls and concluded that the material weakness was remediated as of March 31, 2025.

Accounting for Accrued Commission Liabilities

The Company also previously identified a material weakness in internal control over financial reporting related to the accounting for accrued commission liabilities. From fiscal 2017 through fiscal 2020, the Company incorrectly recorded commission accruals totaling approximately $404,000. This error arose due to the incorrect application of U.S. GAAP and the absence of adequate review controls, and it was not identified and corrected in a timely manner.

The Company reversed the erroneous accrued commission liability during the year ended March 31, 2024, with the correction reflected as a reclassification to equity. To prevent recurrence, the Company implemented quarterly controls during fiscal 2025 for the review and validation of accruals, including those related to commissions. These controls include formal procedures for the assessment of accrual balances, with overall oversight provided by the Audit Committee in connection with its review of the Company’s financial reporting.

Management has evaluated the design and operating effectiveness of these controls and concluded that the material weakness was remediated as of March 31, 2025.

Limitations on Internal Control Over Financial Reporting

Management recognizes that a system of internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance and may not prevent or detect all material misstatements. Internal control over financial reporting has inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or changes in conditions that may render controls inadequate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers as of June 26, 2025 are listed below:

NAMES	TITLE OR POSITION(1)	AGE
James B. Frakes	Chief Executive Officer, Chief Financial Officer and Director	68

Edward G. Broenniman	Chairman and Director	88

Angela Rossetti	Director	71

Chetan S. Shah, M.D.	Director	55

Nicolas Gikakis	Director	58

Steven P. LaRosa, M.D.	Chief Medical Officer	58

(1)	Our Board of Directors has determined that Mr. Broenniman, Mr. Gikakis, Ms. Rossetti and Dr. Shah meet the requirements to be determined as “independent directors” for all purposes, including Compensation Committee and Audit Committee purposes, under the Nasdaq Stock Market (“Nasdaq”) rules and for federal securities law purposes. Mr. Frakes is not independent, as he also functions as executive and officer of the Company.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished to us by each individual noted.

James B. Frakes Chief Executive Officer, Chief Financial Officer and Director

Mr. Frakes has served as Chief Executive Officer and Chief Financial Officer since October 3, 2024, having previously served as Interim Chief Executive Officer beginning in November 2023. He has also served as a director of the Company since November 2023, and has held the role of Chief Financial Officer of the Company since September 2010. Prior to being appointed as Chief Financial Officer, Mr. Frakes served as Senior Vice President, Finance of the Company from January 2008 to September 2010. He previously served as the Chief Financial Officer for Left Behind Games Inc., a start-up video game company. Prior to 2006, he served as Chief Financial Officer of NTN Buzztime, Inc., an interactive entertainment company. Mr. Frakes received an MBA from the University of Southern California and a B.A. with Honors from Stanford University.

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

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of our Board of Directors are kept informed of our business activities through discussions with our Interim Chief Executive Officer and other executive officers, by reviewing analyses and reports sent to them and by participating in Board and committee meetings. Mr. Broenniman serves as Chairman of our Board and Mr. Frakes as our Interim Chief Executive Officer, and we have not designated a lead independent director. We believe that having the offices of Chairman of our Board and Interim Chief Executive Officer held by two different people is appropriate for a company of our size and stage of development in order to maximize efficiencies of our limited available personnel resources. Nevada law provides that each director holds office after the expiration of his or her term until a successor is elected and qualified, or until the director resigns or is removed, resulting in a term that extends to our next annual meeting of stockholders. Our Board of Directors presently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, on which each of Mr. Broenniman and Ms. Rossetti serve as independent directors. In addition, Dr. Shah serves as an independent director on the Audit, Compensation and Nominating and Corporate Governance Committees, and Mr. Gikakis serves as an independent director on the Nominating and Corporate Governance Committees. Mr. Broenniman is Chair of the Audit Committee, Dr. Shah is Chair of the Compensation Committee and Ms. Rossetti is Chair of the Nominating and Corporate Governance Committee.

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

Compensation Committee

The Compensation Committee approves or makes recommendations to our Board of Directors on decisions concerning compensation of the executive management team and non-employee directors and administers our stock-based incentive compensation plans. The Chair establishes meeting agendas after consultation with other committee members. Our Interim Chief Executive Officer and other members of management regularly discuss our compensation issues with Compensation Committee members. Subject to Compensation Committee review, modification and approval, our Chief Executive Officer typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The Compensation Committee establishes all bonus and equity incentive awards for all executive members of the management team. Our Board of Directors has determined that all members of the Compensation Committee meet the independence requirements applicable to Nasdaq Capital Market companies.

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

A copy of our Compensation Recovery Policy is attached as Exhibit 97.1 to this Amendment No. 1.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2025 and written representations that no other reports were required, there were no late Section 16 filings during the year ended March 31, 2025.

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

Our named executive officers for the fiscal year ended March 31, 2025, consist of our Chief Executive Officer, who also serves as our Principal Financial Officer; our Chief Medical Officer; and our former Senior Vice President, Chief Operating Officer, who served during the fiscal year but was no longer employed as of year-end. These individuals represented our principal executive officers and the two most highly compensated executive officers other than our principal executive officers.

•	James B. Frakes, our Chief Executive Officer and Chief Financial Officer;
•	Steven P. LaRosa, M.D., our Chief Medical Officer; and
•	Guy F. Cipriani, our former Senior Vice President, Chief Operating Officer.

SUMMARY COMPENSATION TABLE FOR 2025 AND 2024 FISCAL YEARS

The following table summarizes all compensation earned by our named executive officers for the fiscal years ended March 31, 2025 and 2024.

Named And Principal Position	Fiscal Year Ended March 31,	Salary ($)	All Other Compensation ($)		Total ($)
James B. Frakes	2025	500,000	–		500,000
Chief Executive Officer and Chief Financial Officer	2024	416,449	–		416,449
Steven P. LaRosa, M.D.	2025	430,000	50,000		480,000
Chief Medical Officer	2024	430,000	–		430,000
Guy F. Cipriani	2025	199,500	196,188	(1)	395,688
Senior Vice President, Chief Operating Officer	2024	378,064	–		378,064

(1)	Includes a severance payment of $178,750 and a vacation payout of $17,438, each paid in connection with the executive’s termination of employment.

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

Base Salary

Base salary provides financial stability and security to our named executive officers through a fixed amount of cash for performing job responsibilities. Each of our named executive officers’ 2025 and 2024 calendar year base salaries are listed in the table below, which reflects the Compensation Committees’ review of the data provided by Anderson and the Compensation Committee’s goal of setting salaries to be at the 50% range for comparable companies.

Name	2025 Base Salary	2024 Base Salary
James B. Frakes	$500,000	$500,000	(1)
Steven P. LaRosa, M.D.	$430,000	$430,000
Guy F. Cipriani	–	$390,000	(2)

(1)	Mr. Frakes’ annual base salary was increased from $360,000 to $500,000, effective as of November 7, 2023 in connection with his appointment as interim Chief Executive Officer

(2)	Mr. Cipriani’s annual base salary was increased from $370,000 to $390,000, effective as of November 7, 2023 in connection with his appointment as Senior Vice President, Chief Operating Officer. Mr. Cipriani’s employment was terminated on October 3, 2024.

Executive Cash Bonuses and Annual Cash Incentives

With respect to the fiscal year ended March 31, 2025, we approved a cash bonus of $50,000 to our Chief Medical Officer. We did not approve any annual cash incentives for our named executive officers.

Equity-Based Incentive Awards

Individual stock option grants are determined based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our stock, internal equity amongst executives and market data provided by Anderson. In the fiscal year ended March 31, 2025, we did not approve any equity-based incentive awards for our named executive officers.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. Other than our RSU grants in every April to our independent directors, we have not made any awards to any named executive officer or employee during the past two fiscal years.

Employment and Separation Agreements

On December 12, 2018, we entered into an executive employment agreement with Mr. Frakes, which was amended in November 2023 and currently governs the terms of his employment. Effective November 7, 2023, in connection with his appointment as Interim Chief Executive Officer, the Board of Directors increased Mr. Frakes’ annual base salary to $500,000. On October 3, 2024, Mr. Frakes was appointed as our permanent Chief Executive Officer. He will also continue to serve as Chief Financial Officer.

The agreement also provides that Mr. Frakes is eligible to receive an annual cash performance bonus, based on the achievement of individual and company performance objectives to be established annually by the Board of Directors or its Compensation Committee. The decision to award a bonus, and the amount, is at the discretion of the Board of Directors or the Compensation Committee.

In the event Mr. Frakes’ employment is terminated without cause or he resigns for good reason (as defined in the agreement), he will be entitled to continue receiving his base salary and company-paid healthcare premiums for 12 months following such termination.

Effective July 1, 2024, Lee Arnold, Chief Science Officer of the Company, was terminated by the Company. As a result of Mr. Cipriani’s termination, that executive employment agreement entered into by and between Mr. Arnold and the Company on February 1, 2023, (the “Employment Agreement”), terminated July 1, 2024. In connection with his departure, Mr. Arnold is entitled to receive twelve months’ severance and related separation benefits, consistent with the terms of his Employment Agreement.

Effective October 3, 2024, Guy F. Cipriani, Chief Operating Officer of the Company, has departed the Company. Mr. Cipriani’s departure was not related to the Company’s financial or operating results or to any disagreements or concerns regarding the Company’s financial or reporting practices.

As a result of Mr. Cipriani’s departure, that executive employment agreement entered into by and between Mr. Cipriani and the Company on January 2, 2021, as amended (the “Employment Agreement”), terminated effective October 3, 2024. In connection with his departure, Mr. Cipriani is entitled to receive twelve months’ severance and related separation benefits, consistent with the terms of his Employment Agreement.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth certain information concerning equity awards granted to our named executive officers that remained outstanding as of March 31, 2025.

	OPTIONS AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
James B. Frakes	4/3/2020	1,75620	(1)	–	102.40	4/2/2030
Chief Executive Officer and	2/10/2022	1,253	(2)	287	112.80	2/9/2032
Chief Financial Officer

Steven P. LaRosa, M.D.	1/4/2021	1,512	(3)	–	201.60	1/3/2031
Chief Medical Officer	2/10/2022	1,253	(4)	287	112.80	2/9/2032

Guy F. Cipriani, MBA,	–	–		–	–	–
Senior Vice President, Chief Operating Officer	–	–		–	–	–

(1)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of April 3, 2020, then monthly over the following 36 months, subject to Mr. Frakes continued service with the Company.

(2)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of February 10, 2022, then monthly over the following 36 months, subject to Mr. Frakes continued service with the Company.

(3)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of January 4, 2021, then monthly over the following 36 months, subject to Dr. LaRosa’s continued service with the Company.

(4)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of February 10, 2022, then monthly over the following 36 months, subject to Dr. LaRosa’s continued service with the Company.

(5)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of January 4, 2021, then monthly over the following 36 months, subject to Mr. Cipriani’s continued service with the Company.

(6)	This option is subject to vesting at a rate of 25% on the one year anniversary of the grant date of February 10, 2022, then monthly over the following 36 months, subject to Mr. Cipriani’s continued service with the Company.

Director Compensation for 2025 Fiscal Year

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to our then non-employee directors for the fiscal year ended March 31, 2025.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Edward G. Broenniman (2)	97,500	50,000	147,500
Nicolas Gikakis (3)	48,750	50,000	98,750
Angela Rossetti (4)	63,000	50,000	113,000
Chetan S. Shah, M.D. (5)	63,750	50,000	113,750

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in our consolidated financial statements in this Annual Report. These amounts do not reflect the actual economic value that will be realized by our directors upon the vesting, exercise, or the sale of the shares of common stock underlying such awards.

(2)	In the fiscal year ended March 31, 2025, Mr. Broenniman earned $30,000 in cash compensation for his services to us as non-executive Chairman and $67,500 related to his roles as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and as the chair of our Audit Committee, for an aggregate amount of $97,500. Mr. Broenniman also received restricted stock units, or RSUs, valued at $50,000 for his ongoing service as a Board member pursuant to our Amended and Restated Non-Employee Director Compensation Policy, or Director Compensation Policy.

(3)	Mr. Gikakis served on our Audit Committee until September 30,2024. In the fiscal year ended March 31, 2025, Mr. Gikakis earned $48,750 for his roles as a director and as a member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Gikakis also received RSUs valued at $50,000 for his ongoing service as a Board member pursuant to our Director Compensation Policy. As of March 31, 2024, Mr. Gikakis had 4,885 shares of common stock subject to outstanding RSUs.

(4)	In the fiscal year ended March 31, 2025, Ms. Rossetti earned $63,000 for her roles as a director, a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and as the chair of our Nominating and Corporate Governance Committee. Ms. Rossetti also received RSUs valued at $50,000 for her ongoing service as a Board member pursuant to our Director Compensation Policy. As of March 31, 2025, Ms. Rossetti had no outstanding equity awards.

(5)	Dr. Shah served as a member of our Audit Committee until September 15, 2023. In the fiscal year ended March 31, 2025, Dr. Shah earned $63,750 for his roles as a director, a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and as the chair of our Compensation Committee. Dr. Shah also received RSUs valued at $50,000 for his ongoing service as a Board member pursuant to our Director Compensation Policy.

Non-Employee Director Compensation Policy

We maintain the Director Compensation Policy, in which only non-employee directors may participate, pursuant to which such non-employee directors are entitled to receive cash and equity compensation for their service on the Board of Directors and its committees. Under the Director Compensation Policy in effect during the fiscal year ended March 31, 2025, a newly appointed or elected eligible director will receive an initial grant of RSUs with a grant date fair value of $75,000 or, at the discretion of our Board of Directors, options to acquire shares of common stock with a grant date fair value of $75,000, based on the average of the closing prices of our common stock for the five trading day period ending on the date of grant and will vest at a rate determined by the Board of Directors in its discretion, typically in equal quarterly installments over one year.

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

Under the Director Compensation Policy in effect during the fiscal year ended March 31, 2025, in lieu of per meeting fees, eligible directors will receive an annual board retainer fee of $40,000, as well as the following annual retainer fees: Audit Committee chair - $15,000, Compensation Committee chair - $15,000, Nominating and Corporate Governance Committee chair - $8,000, Audit Committee member - $7,500 (not applicable to the chair), Compensation Committee member - $7,500 (not applicable to the chair) and Nominating Committee member - $5,000 (not applicable to the chair). Additionally, the Chairperson of the Board of Directors will receive an additional annual board retainer fee of $30,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2025, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our named executive officers and directors as a group. As of such date, we had 2,585,316 shares of our common stock issued and outstanding, after adjustment for the 1-for-8 reverse stock split effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, except where otherwise noted.

Unless otherwise indicated, the address for each person listed in the table below is c/o Aethlon Medical, Inc., 11555 Sorrento Valley Road, Suite 203, San Diego, CA 92121.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)		PERCENT OF SHARES BENEFICIALLY OWNED(2)
Greater than 5% Stockholders
Armistice Capital, LLC	180,758	(3)	7%
Ikarian Capital, LLC	153,660	(4)	6%
Directors and Named Executive Officers
James B. Frakes, Chief Executive Officer, Chief Financial Officer and Director	2,805	(5)	*
Edward G. Broenniman, Chairman and Director	4,887	(6)	*
Chetan S. Shah, M.D., Director	3,923	(7)	*
Angela Rossetti, Director	6,208	(8)	*
Steven P. LaRosa, M.D., Chief Medical Officer	2,552	(9)	*
Nicolas Gikakis, Director	3,569	(10)	–
All Current Directors and Executive Officers as a Group (6 members)	23,944		9%

____________________

*	Less than 1%

(1)	Calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable by a person within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Based on 2,585,316 shares of common stock outstanding as of March 31, 2025, as adjusted for the 1-for-8 reverse stock split effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025.

(3)	Armistice Capital, LLC ("Armistice Capital") is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The Master Fund, a Cayman Islands exempted company that is an investment advisory client of Armistice Capital, has the right to receive dividends from, or the proceeds from the sale of, the reported securities. The address of the principal business office of each of the Reporting Persons is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(4)	Represents shares of common stock held by Ikarian Healthcare Master Fund, L.P., a Cayman Islands exempted limited partnership (the “Fund”) and certain separate managed account. The Fund, and certain separately managed accounts managed by Ikarian Capital (collectively, the "Managed Accounts"), are the record owners of the securities covered by this statement. Ikarian Capital is an investment adviser registered under the Investment Advisers Act of 1940, as amended, and serves as investment manager to the Fund and as sub-adviser to the Managed Accounts, and may be deemed to have beneficial ownership of the securities covered by this statement through the investment discretion it has over the Fund and the Managed Accounts. Ikarian Capital is ultimately controlled, indirectly, by Mr. Shahrestani. Accordingly, Mr. Shahrestani may be deemed to indirectly beneficially own securities beneficially owned by Ikarian Capital. The Fund disclaims beneficial ownership of the shares held by the Managed Accounts. The Managed Accounts disclaim beneficial ownership of the shares held by the Fund. The address of the principal business office of each of the Reporting Persons is c/o Ikarian Capital, LLC, 100 Crescent Court, Suite 1620, Dallas, Texas 75201.

(5)	Consists of (i) 30 shares of common stock and (ii) 2,805 shares subject to stock options that are currently exercisable or will be exercisable within 60 days of March 31, 2025.

(6)	Consist of 4,887 shares of common stock

(7)	Consist of 3,923 shares of common stock.

(8)	Consists of 6,208 shares of common stock.

(9)	Consists of 2,552 shares subject to stock options that are currently exercisable or will be exercisable within 60 days of March 31, 2025.

(10)	Consists of 3,569 shares of common stock

Equity Compensation Plans

The following table sets forth information, as of March 31, 2025, about our equity compensation plans in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (2)	6,546	$130.52	390,950

Equity compensation plans not approved by security holders (3)	–	–	–

Totals	6,546	$130.52	390,950

(1)	Net of equity instruments forfeited, exercised or expired.

(2)	Excludes RSU grants to our officers and directors during the fiscal year ended March 31, 2025, since all of the shares underlying the RSUs had been issued during that fiscal year and there were no outstanding RSUs as of March 31, 2025.

(3)	As of March 31, 2025, we did not have any equity compensation plans that were not approved by our stockholders.

Item 402(v) Pay Versus Performance

We are providing the following information about the relationship between executive compensation actually paid and certain financial performance of our company as required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K. The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how the Company or the Compensation Committee view the link between the Company’s performance and named executive officer (“NEO”) pay. This disclosure is intended to comply with the requirements of Item 402(v) of Regulation S-K applicable to “smaller reporting companies.” For additional information about our compensation philosophy and how we seek to align executive compensation with the Company’s performance, refer to “Executive and Director Compensation” section above.

Required Tabular Disclosure of Pay Versus Performance

The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K. Use of the term “compensation actually paid” is required by the SEC’s rules and as a result of the calculation methodology required by the SEC, such amounts differ from compensation actually received by the individuals and the compensation decisions described in the “Executive and Director Compensation” section above. With the exception of Charles J. Fisher as PEO during the 2023 fiscal year, our Chief Executive Officer is our principal executive officer and is referred to as PEO in the headers in the following tables.

PAY VERSUS PERFORMANCE
Fiscal Year	Summary Compensation Table Total for PEO 1(1) ($)	Compensation Actually Paid to PEO 1(2)(4) ($)	Summary Compensation Table Total for PEO 2(1) ($)	Compensation Actually Paid to PEO 2(3)(4) ($)	Average Summary Compensation Table Total for Non-PEO NEOs(5) ($)	Average Compensation Actually Paid to Non-PEO NEOs(6) ($)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(7) ($)	Net Income (Loss) (millions)(8) ($)
(a)	(b)	(c)	(b)	(c)	(d)	(e)	(f)	(h)
2025	$–	$–	$500,000	$495,402	$430,844	$430,875	$2.45	$(13.40)
2024	$505,332	$395,249	$416,449	$400,496	$404,032	$385,270	$8.28	$(12.21)
2023	$460,000	$(62,027)	–	–	$388,750	$220,700	$18.84	$(12.03)

(1)	The dollar amounts reported in these columns (b) are the amounts of total compensation reported for our respective PEOs for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation — Summary Compensation Table.”

(2)	Charles J. Fisher, Jr., M.D. served as the Company’s Chief Executive Officer for the entirety of the year fiscal year ended March 31, 2023 and through November 7, 2023, and served as the Company’s PEO for such period.

(3)	James B. Frakes was appointed as the Company’s Chief Executive Officer, effective November 7, 2023, and served as the Company’s PEO from such date through March 31, 2024.

(4)	The dollar amounts reported in columns (c) represent the amount of “compensation actually paid” to Dr. Fisher and Mr. Frakes in the periods during which they served as PEO, respectively, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to our PEOs during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to the reported total compensation for our PEOs for each year to determine the compensation actually paid:

	PEO 1			PEO 2
	2025 ($)	2024 ($)	2023 ($)	2025 ($)	2024 ($)	2023 ($)
Summary Compensation Table Total	–	505,332	460,000	500,000	416,449	388,750
Deduct: Grant Date Fair Value of Equity Awards as reported in Summary Compensation Table (a)	–	–	–	–		–
Add: Fiscal Year-End Fair Value of Equity Awards Granted in the Fiscal Year	–	–	–	–		–
Add: Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Fiscal Years	–	–	(378,862)		(9,739)	(128,266)
Add: Fair Value of Equity Awards Granted in the Fiscal Year that Vested in the Fiscal Year	–	–	–	(2,465)	–	–
Add: Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Fiscal Years that Vested in the Fiscal Year	–	–	(143,164)	(2,133)		(39,784)
Deduct: Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	–	(110,083)	–	–		–
Compensation Actually Paid (b)	–	395,249	(62,027)	495,402	400,496	220,700

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Option Awards” column in the Summary Compensation Table for the applicable year.

(b)	Amount of equity award adjustments may differ from amount reported in the table above due to rounding. The fair values of stock options vested during the fiscal year or outstanding as of fiscal year end were estimated using the Black-Scholes option pricing model with the following assumptions, which may be materially different from the assumptions used for estimating the grant-date fair value as reported in the “Option Awards” columns in the Summary Compensation Table:

	Year Ended March 31,
	2025	2024	2023
Expected term (in years)	4.45 years	4,46 years	5.20 years
Expected volatility	137.13%	145.9%	138.9%
Risk-free interest rate	4.07%	4.02%	2.20%
Expected dividend rate	0.00%	0.00%	0.00%

(5)	The dollar amounts reported in column (d) represent the average of the amounts reported for the NEOs as a group (excluding our PEOs) in the “Total” column of the Summary Compensation Table in each applicable year. The NEOs (excluding our PEO) included for purposes of calculating the average amounts in each applicable year are Dr. LaRosa and Mr. Cipriani.

(6)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to our non-PEO NEOs, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to our NEOs during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to the reported total compensation for each year to determine the compensation actually paid:

	Average of Non-PEO NEOs
	2025	2024	2023
Summary Compensation Table Total	437,844	404,032	388,750
Deduct: Grant Date Fair Value of Equity Awards as reported in Summary Compensation Table (a)	–	–	–
Add: Fiscal Year-End Fair Value of Equity Awards Granted in the Fiscal Year	–	–	–
Add: Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Fiscal Years	(1,232)	(13,524)	(128,266)
Add: Fair Value of Equity Awards Granted in the Fiscal Year that Vested in the Fiscal Year	–	–	–
Add: Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Fiscal Years that Vested in the Fiscal Year	(3,002)	(5,238)	(39,784)
Deduct: Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	(2,734)	–	–
Compensation Actually Paid (b)	(430,875)	(385,270)	(62,027)

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Option Awards” column in the Summary Compensation Table for the applicable year.

(b)	Amount of equity award adjustments may differ from amount reported in the table above due to rounding. The fair values of stock options vested during the fiscal year or outstanding as of fiscal year end were estimated using the Black-Scholes option pricing model with the following assumptions, which may be materially different from the assumptions used for estimating the grant-date fair value as reported in the “Option Awards” columns in the Summary Compensation Table:

	Year Ended March 31,
	2025	2024	2023
Expected term (in years)	4.45 years	4.46 years	5.20 years
Expected volatility	137.13%	145.9%	138.9%
Risk-free interest rate	4.07%	4.02%	2.20%
Expected dividend rate	0.00%	0.00%	0.00%

(7)	TSR is determined based on the value of an initial fixed investment of $100 on March 31, 2022. Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(8)	Net loss attributable to Aethlon as reported in the Company’s consolidated financial statements for the applicable year.

Required Narrative Disclosure to Pay Versus Performance Table

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table above.

Compensation Actually Paid and Net Income Loss

Because the Company is a pre-commercial stage company, we had no revenue during the periods presented, other than revenue associated with government contracts and grants. Consequently, we do not use net income (loss) as a performance measure in our executive compensation program. Moreover, as a pre-commercial stage company with limited revenue, we do not believe there is any meaningful relationship between our net loss and compensation actually paid to our NEOs during the periods presented.

Compensation Actually Paid and Cumulative TSR

The chart below shows the relationship between the compensation actually paid to our PEOs and the average compensation actually paid to our non-PEO NEOs, on the one hand, to the Company’s cumulative TSR over the three years presented in the table, on the other.

All information provided above under the “Item 402(v) Pay Versus Performance” heading will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates such information by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions since April 1, 2023, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. In making such decisions our Audit Committee considers and approves or disapproves any related party transaction as defined under SEC Regulation Item 404, to the extent required by SEC regulations.

Separation Agreement with Former CEO

In connection with Charles J. Fisher, Jr. M.D.’s resignation as the Company’s Chief Executive Officer, effective November 2023, (the “Fisher Separation Date”), in accordance with the terms of his Executive Employment Agreement with the Company, dated as of October 30, 2020 (the “Fisher Employment Agreement”), and pursuant to Dr. Fisher’s Separation Agreement with the Company, effective as of November 27, 2023 (the “Fisher Separation Agreement”), the Company will provide Dr. Fisher with (1) cash severance equivalent to twelve months of Dr. Fisher’s base salary in effect as of the Separation Date, subject to standard payroll deductions and withholdings, payable over the Company’s regular payroll schedule over the twelve months following the Separation Date; (2) the accelerated vesting on fifty percent (50%) of the outstanding and unvested equity awards held by Dr. Fisher that were subject to time-based vesting as of the Fisher Separation Date, which were deemed fully vested and exercisable as of the Fisher Separation Date; and (3) reimbursement of COBRA healthcare premium costs for the same level of coverage Dr. Fisher had during his employment with the Company, until the earliest of (i) twelve months from November 27, 2023, (ii) the date Dr. Fisher becomes eligible for substantially equivalent healthcare coverage through another source, or (iii) the expiration of Dr. Fisher’s eligibility for the continuation coverage. Further, and pursuant to the Separation Agreement, Dr. Fisher provided the Company with a general release of all claims, effective November 27, 2023.

Separation Agreement with Former COO

Guy Cipriani’s termination as the Company’s Chief Operating Officer effective October 2024 (the “Cipriani Separation Date”), in accordance with the terms of his Executive Employment Agreement with the Company, dated as of October 30, 2020 (the “Cipriani Employment Agreement”), and pursuant to Mr. Cipriani’s Separation Agreement with the Company, effective as of October 3, 2024 (the “Cipriani Separation Agreement”), the Company will provide Mr. Cipriani with (1) cash severance equivalent to twelve months of Mr. Cipriani’s base salary in effect as of the Separation Date, subject to standard payroll deductions and withholdings, payable over the Company’s regular payroll schedule over the twelve months following the Separation Date and (2) reimbursement of COBRA healthcare premium costs for the same level of coverage Mr. Cipriani had during his employment with the Company, until the earliest of (i) twelve months from October 3, 2024, (ii) the date Mr. Cipriani becomes eligible for substantially equivalent healthcare coverage through another source, or (iii) the expiration of Mr. Cipriani’s eligibility for the continuation coverage. Further, and pursuant to the Separation Agreement, Mr. Cipriani provided the Company with a general release of all claims, effective October 3, 2024.

Separation Agreement with Former CSO

Lee Arnold’s termination as the Company’s Chief Science Officer effective July 1, 2024 (the “Arnold Separation Date”), in accordance with the terms of his Executive Employment Agreement with the Company, dated as of February 1, 2023 (“Arnold Employment Agreement”), and pursuant to Mr. Arnold’s Separation Agreement with the Company, effective as of July 1, 2024 (the “Arnold Separation Agreement”), the Company will provide Mr. Arnold with (1) cash severance equivalent to twelve months of Mr. Arnold’s base salary in effect as of the Arnold Separation Date, subject to standard payroll deductions and withholdings, payable over the Company’s regular payroll schedule over the twelve months following the Separation Date and (2) reimbursement of COBRA healthcare premium costs for the same level of coverage Mr. Arnold had during his employment with the Company, until the earliest of (i) twelve months from July 1, 2024, (ii) the date Mr. Arnold becomes eligible for substantially equivalent healthcare coverage through another source, or (iii) the expiration of Mr. Arnold’s eligibility for the continuation coverage. Further, and pursuant to the Arnold Separation Agreement, Mr. Arnold provided the Company with a general release of all claims, effective July 1, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed by Haskell & White and Baker Tilly during the fiscal years ended March 31, 2025 and 2024:

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees(1)	$237,300	$448,810
Tax Fees(2)	17,500	40,386
Total Fees	$254,800	$489,196

(1)	Audit fees include fees for professional services rendered in connection with the audit of our annual financial statements for fiscal years 2025 and 2024 and for reviews of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

(2)	Tax Fees include the aggregate fees billed during fiscal year 2025 for professional services for preparation of income tax returns.

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

(a)(3) Exhibits required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

4.8	Form of Placement Agent Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.4	May 17, 2024

4.9	Description of Aethlon Medical, Inc.’s Securities.					X

4.10	Form of New Warrant to purchase Common Stock issued on March 17, 2025	8-K	001-37487	4.1	March 17, 2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.1++	Aethlon Medical, Inc. Amended and Restated Non-Employee Director Compensation Policy, as Modified on February 10, 2022.	10-Q	001-37487	10.2	February 14, 2022

10.2++	Employment Agreement, by and between Aethlon Medical, Inc. and James Frakes, dated December 12, 2018.	10-Q	001-37487	10.3	February 11, 2019

10.3++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and James B. Frakes.	8-K	001-37487	10.1	December 22, 2023

10.4++	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-37487	10.4	February 11, 2019

10.5++	Form of Option Grant Agreement for Officers and Directors.	10-Q	001-37487	10.5	February 11, 2019

10.6++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors.	10-Q	001-37487	10.6	February 11, 2019

10.7++	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives.	10-Q	001-37487	10.7	February 11, 2019

10.8	Assignment Agreement, by and between Aethlon Medical, Inc. and London Health Sciences Center Research Inc., dated November 7, 2006.	S-1	001-37487	10.27	November 15, 2019

10.9++	Aethlon Medical, Inc. 2020 Equity Incentive Plan as amended,, Form of Restricted Stock Grant, Form of Option Grant and Agreement.	8-K	001-37487	10.1	October 2, 2024

10.10++	Employment Agreement between the Company and Dr. Fisher, dated October 30, 2020.	8-K	001-37487	10.2	November 3, 2020

10.11++	Separation Agreement between the Company and Dr. Fisher, effective as of November 27, 2023.	8-K	001-37487	10.1	November 27, 2023

10.12	Lease, by and between the Company and San Diego Inspire 1, LLC. and San Diego Inspire 2, LLC, effective December 7, 2020.	10-Q	001-37487	10.3	February 10, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
10.13++	Executive Employment Agreement between the Company and Guy Cipriani, dated January 1, 2021.	10-Q	001-37487	10.5	February 10, 2021

10.14++	Amendment No. 1 to Executive Employment Agreement, effective as of November 7, 2023, by and between the Company and Guy F. Cipriani.	8-K	001-37487	10.2	December 22, 2023

10.15++	Executive Employment Agreement between the Company and Steven P. LaRosa, MD, dated January 4, 2021.	10-Q	001-37487	10.6	February 10, 2021

10.16++	Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated February 1, 2023.	10-Q	001-37487	10.1	February 13, 2023

10.17	Lease between Aethlon Medical, Inc. and San Diego Inspire 5, LLC, effective October 27, 2021.	10-Q	001-37487	10.1	November 9, 2021

10.18	At the Market Offering Agreement, dated March 24, 2022, by and between Aethlon Medical, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-37487	1.1	March 24, 2022

10.19++	Amendment No. 1 to Executive Employment Agreement, by and between Aethlon Medical, Inc. and Lee D. Arnold, Ph.D., dated May 1, 2023.	10-K	001-37487	10.18	June 28, 2023

10.20	Form of Inducement Letter dated March 17, 2025	8-K	001-37487	10.1	March 17, 2025

19.1	Insider Trading Policy.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.					X

23.2	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit No.	Date	Filed Herewith
97.1	Incentive Compensation Recoupment Policy.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)					X

__________________

++	Indicates management contract or compensatory plan.
*	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2025.

By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES CHIEF EXECUTIVE OFFICER CHIEF FINANCIAL OFFICER.

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

Signature	Title	Date

/s/ JAMES B. FRAKES	Chief Executive Officer and Chief Financial Officer,	June 26, 2025
James B. Frakes	Principal Executive Officer, Principal Financial and Accounting Officer and Director

/s/ EDWARD G. BROENNIMAN	Chairman and Director	June 26, 2025
Edward G. Broenniman

/s/ CHETAN S. SHAH	Director	June 26, 2025
Chetan S. Shah, M.D.

/s/ ANGELA ROSSETTI	Director	June 26, 2025
Angela Rossetti

/s/ NICOLAS GIKAKIS	Director	June 26, 2025
Nicolas Gikakis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aethlon Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Aethlon Medical, Inc. (the “Company”) as of March 31, 2025, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended March 31, 2024 (the “fiscal 2024 consolidated financial statements”), before the effects of the retroactive adjustments described in Note 4 with respect to the one-for-eight reverse stock split effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025, and the comparative disclosures related to the adoption of updated segment reporting standards as discussed in Note 9, were audited by other auditors whose report dated June 27, 2024, expressed an unqualified opinion, with an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern on those statements. We also audited the adjustments described in Note 1 that were applied retroactively to the fiscal 2024 consolidated financial statements to reflect the June 9, 2025 one-for-eight reverse stock split, as described in in Note 4 and with respect to segment reporting in Note 9, and the related disclosures therein. In our opinion, such adjustments and related disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the fiscal 2024 consolidated financial statements of the Company other than with respect to the adjustment and disclosures referred to herein and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2024 consolidated financial statements taken as a whole.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, an accumulated deficit, expects to incur losses for the foreseeable future and requires additional working capital to achieve its operating plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2024.

Irvine, California

June 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Aethlon Medical, Inc.:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in presentation of the Company’s segment disclosure described in Notes 1 and 9 and the effects of the 1-for-8 reverse stock split described in Note 4, the accompanying consolidated balance sheet of Aethlon Medical, Inc. and its subsidiary (the "Company") as of March 31, 2024, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in presentation of the Company’s segment disclosure described in Notes 1 and 9 and the effects of the 1-for-8 reverse stock split described in Note 4, present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in segment presentation described in Notes 1 and 9 and reverse stock split in Note 4, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. The adjustments were audited by other auditors.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company's auditor from 2001 to 2024.

San Diego, California

June 27, 2024

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,501,261	$5,441,978
Deferred offering costs	–	277,827
Prepaid expenses and other current assets	448,539	505,983

TOTAL CURRENT ASSETS	5,949,800	6,225,788

Property and equipment, net	676,220	1,015,229
Operating lease right-of-use asset	601,846	883,054
Patents, net	550	1,100
Restricted cash	97,813	87,506
Deposits	33,305	33,305

TOTAL ASSETS	$7,359,534	$8,245,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$534,524	$777,862
Due to related parties	579,565	546,434
Operating lease liability, current portion	313,033	290,565
Other current liabilities	472,164	215,038

TOTAL CURRENT LIABILITIES	1,899,286	1,829,899

Operating lease liability, less current portion	336,718	649,751

TOTAL LIABILITIES	2,236,004	2,479,650

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 60,000,000 shares authorized at March 31, 2025 and 2024; 2,585,239 and 328,728 shares issued and 2,010,739 and 328,728 outstanding at March 31, 2025 and 2024, respectively	2,586	329
Additional paid-in capital	173,092,894	160,339,671
Accumulated other comprehensive loss	(17,133)	(6,940)
Accumulated deficit	(167,954,817)	(154,566,728)

TOTAL STOCKHOLDERS’ EQUITY	5,123,530	5,766,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,359,534	$8,245,982

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended March 31,
	2025	2024

OPERATING COSTS AND EXPENSES
Professional fees	2,224,092	3,526,926
Payroll and related expenses	3,874,092	5,206,451
General and administrative	3,243,181	3,903,191
Total operating expenses	9,341,365	12,636,568

OPERATING LOSS	(9,341,365)	(12,636,568)

OTHER EXPENSE (INCOME), NET
Interest income	(298,122)	(447,356)
Other income	(324,450)	–
Interest expense	10,109	–
Other expense	4,659,188	18,962
Total other expense (income), net	4,046,725	(428,394)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(13,388,089)	(12,208,174)

Basic and diluted net loss per share attributable to common stockholders	$(8.58)	$(38.87)

Weighted average number of common shares outstanding - basic and diluted	1,560,839	314,097

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(13,388,089)	(12,208,174)

OTHER COMPREHENSIVE LOSS	(10,193)	(799)

COMPREHENSIVE LOSS	$(13,398,282)	$(12,208,973)

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
BALANCE - MARCH 31, 2023	287,408	$288	$157,428,617	$(142,358,554)	$(6,141)	$15,064,210
Issuances of common stock for cash under at the market program, net	37,011	37	1,322,346	–	–	1,322,383
Rounding for reverse split	4	–	–	–	–	–
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	4,305	4	(34,782)	–	–	(34,778)
Reversal of accrued commission liability	–	–	404,120	–	–	404,120
Stock-based compensation expense	–	–	1,219,370	–	–	1,219,370
Net loss	–	–	–	(12,208,174)	–	(12,208,174)
Other comprehensive loss	–	–	–		(799)	(799)
BALANCE – MARCH 31, 2024	328,728	$329	$160,339,671	$(154,566,728)	$(6,940)	$5,766,332
Issuances of common stock for public offering	1,012,500	1,013	3,538,894	–	–	3,539,907
Issuances of common stock for Class A and Class B warrant exercises, net	1,231,304	1,231	4,205,173	–	–	4,206,404
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	12,707	13	(18,940)	–	–	(18,927)
Stock-based compensation expense	–	–	415,234	–	–	415,234
Warrant inducement expense, net	–	–	4,612,862	–	–	4,612,862
Net loss	–	–	–	(13,388,089)	–	(13,388,089)
Other comprehensive loss	–	–	–	–	(10,193)	(10,193)
BALANCE – MARCH 31, 2025	2,585,239	$2,586	$173,093,894	$(167,954,817)	$(17,133)	$5,123,530

See accompanying notes to the consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	Years Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,388,089)	$(12,208,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,559	359,057
Stock-based compensation	415,234	1,219,370
Loss on disposal of property, plant and equipment	–	21,135
Non-cash lease expense	281,208	143
Warrant Inducement Expense	4,612,862	–

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	113,923	(10,232)
Accounts payable and other current liabilities	(53,360)	156,678
Due to related parties	33,131	332,213
Net cash used in operating activities	(7,645,532)	(10,129,810)

Cash flows from investing activities:
Purchases of property and equipment	–	(250,867)
Cash used in investing activities	–	(250,867)

Cash flows from financing activities:
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(18,927)	(34,778)
Net proceeds from the issuance of common stock	3,539,907	1,322,383
Proceeds from exercise of warrants – standard terms	2,054,940	–
Proceeds from exercise of warrants – induced terms	2,316,320	–
Commission paid related to warrant inducement	(153,979)	–
Legal fees paid related to warrant inducement	(10,877)	–
Net cash provided by financing activities	7,727,384	1,287,605

Effect of Exchange Rate on Changes on Cash	(12,262)	2,107

Net increase (decrease) in cash and cash equivalents and restricted cash	69,590	(9,090,965)

Cash and cash equivalents restricted cash at beginning of year	5,529,484	14,620,449

Cash and cash equivalents and restricted cash at end of year	$5,599,074	$5,529,484

Supplemental information of non-cash investing and financing activities:
Issuance of shares under vested restricted stock units, net stock option exercises and unvested share issuance for services	$13	$35
Disposal of fully depreciated property	$350,670	$–
Reversal of accrued commission liability (see Note 6)	$–	$404,120
Deferred offering costs not yet paid	$–	$219,117

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,501,261	$5,441,978
Restricted cash	97,813	87,506
Cash and restricted cash	$5,599,074	$5,529,484

See accompanying notes to the consolidated financial statements.

Aethlon Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aethlon Medical, Inc. (“Aethlon,” the “Company,” “we” or “us”) is a medical therapeutic company focused on developing the Hemopurifier, a clinical-stage immunotherapeutic device designed to combat cancer and life-threatening viral infections and with additional potential applications e in organ transplantation and other areas of significant unmet needs. In human studies, 164 sessions with 38 patients, the Hemopurifier was safely utilized and demonstrated the potential to remove life-threatening viruses. In pre-clinical studies, the Hemopurifier has demonstrated the potential to remove harmful exosomes and exosomal particles from biological fluids, utilizing its proprietary lectin-based technology. This action has potential applications in cancer, where exosomes and exosomal particles may promote immune suppression and metastasis, and in life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer who are either unresponsive to or intolerant of standard of care therapy, and with cancer types in which exosomes or exosomal particles have been shown to participate in the development or severity of the disease; and

•	the treatment of life-threatening viruses that are not addressed with approved therapies.

Oncology

We believe that the Hemopurifier may be a substantial advancement in the treatment of patients with advanced and metastatic cancer through its design to bind to and remove harmful remove harmful extracellular vesicles particles that promote the growth and spread of tumors. In October 2022, we formed a wholly-owned subsidiary in Australia to initially conduct oncology-related clinical research, then seek regulatory approval and commercialize our Hemopurifier in Australia.

We completed an in vitro binding study of extracellular vesicles from cancer patient samples, to provide pre-clinical evidence to support our trial design and translational endpoints. Our study indicated positive results from this study, providing evidence that our Hemopurifier removes extracellular vesicles, or EVs, from plasma. This translational study provides pre-clinical evidence to support our phase 1 safety, feasibility and dose-finding clinical trials of our Hemopurifier in patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® or Opdivo®.

We have launched in an Australia safety, feasibility and dose-finding clinical trials of the Hemopurifier in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). The primary endpoint of the approximately nine to 18-patient, is safety. Exploratory analyses will be conducted to explore the number of HP treatments required to produce sustained reductions of EVs as well as improve anti-tumor T cell activity. We plan to open a similarly designed trial in India.

The following three hospitals in Australia have received ethics committee approval, have gone through training on our device and are open for patient enrollment: Royal Adelaide Hospital in Adelaide, Australia and Pindara Private Hospital in the Gold Coast section of Australia and GenesisCare North Shore Hospital in Sydney, Australia. As of 16JUN2025 we have treated three participants in the first of the three treatment cohorts. Once these patients have completed the pre-specified 7-day safety follow-up period, the data will be presented to an independent Data Safety Monitoring Board (DSMB). The DSMB will provide a recommendation to Aethlon senior leadership on advancing to the next cohort where participants will receive 2 HP treatments during the one week treatment period.

The Company continues to pursue approval of a similar clinical trial in India. HREC approval has previously been obtained at Medanta Medicity Hospital. Following this a meeting with Subject Expert Committee (SEC) of the India Regulatory Agency CDSCO was held 5JUN2025. We are awaiting the formal approval letter of the CDSCO. The clinical trial at Medanta can commence following a Site Initiation Visit (SIV) by the company’s India CRO, Qualtran.

Life-Threatening Viral Infections

The Company also believes that the Hemopurifier can be part of the broad-spectrum treatment of life-threatening highly glycosylated, or carbohydrate coated, viruses that are not addressed with an already approved treatment. In small-scale or early feasibility human studies, the Hemopurifier has been used in the past to treat individuals infected with human immunodeficiency virus, or HIV, hepatitis-C and Ebola.

Additionally, in vitro, the Hemopurifier has been demonstrated to capture Ebola, Marburg virus, Zika, Lassa, MERS-CoV, Cytomegalovirus, Epstein-Barr, Herpes simplex, Chikungunya, Dengue, West Nile, H1N1 swine flu, H5N1 bird flu, and the reconstructed 1918 Spanish flu virus. In several cases, these studies were conducted in collaboration with leading government or non-government research institutes.

The Hemopurifier has previously been studied under FDA and international regulatory frameworks for the treatment of severe SARS-CoV-2 infection. While we terminated our U.S. and India-based COVID-19 studies due to low ICU patient volume and shifting priorities, these programs demonstrated real-world use of the Hemopurifier in critically ill patients. We maintain an open IDE for viral indications to preserve optionality for future outbreaks or emergent pathogens.

We have sufficient inventory of Hemopurifiers to support our ongoing oncology trial in Australia as well as any near-term expansion of that study or potential trial activity in India. While we have received FDA approval to begin manufacturing at our San Diego facility under our IDE supplement, we are still awaiting FDA approval of a separate supplement to qualify an additional supplier of a key Hemopurifier component. We continue to work with the FDA on this process.

Pre-Clinical Exploration of Additional Clinical Uses for the Hemopurifier

The Aethlon R&D laboratory continues to explore potential new indications for the Hemopurifier. We have published in the peer-reviewed journal Transplant Immunology the ability of the device to remove extracellular vesicles and their microRNA cargo from acellular perfusates of discarded kidneys that had undergone normothermic machine perfusion.

On May 12, 2025, the results of our pre-clinical ex vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were published in the pre-print vehicle bioRxiv. This manuscript has been submitted to a peer-reviewed publication for review.

Platelet -derived extracellular vesicles (PD-EVs) are the most numerous EV population in the body and are released by platelets in response to a variety of stimuli. The cargo contained within these EVs have been noted to take part in damage to blood vessels, activation of immune cells and spread of tumor cells. Excessive levels of PD-EVs have been implicated in a myriad of diseases including cancer, lupus, systemic sclerosis, multiple sclerosis, Alzheimer’s disease, sepsis, acute and Long COVID.

We hypothesized that the Aethlon Hemopurifier which contains a propriety GNA affinity resin would remove platelet derived EVs from plasma. In this experiment two hundred milliliters on donated healthy human plasma were circulated over the Aethlon Hemoupurifier (HP) to simulate a clinical HP session. The study results showed a 98.5% removal of platelet -derived EVs at a timepoint equivalent to a 4-hour HP treatment. The results of this study support the current Australian Clinical Trial in Oncology as well as open the investigation of the Hemopurifier in many indications.

Extracellular vesicles have been implicated in the pathogenesis of Long COVID.As we had previously demonstrated removal of extracellular vesicles by the Hemopurifier in a patient with severe acute COVID-19 infection, we hypothesized that patients with Long COVID would have extracellular vesicles with the mannose sugar on their surface that would bind to the affinity resin in our device. We partnered with investigators at the Univ of California San Francisco Medical Center Long COVID clinic to obtain samples from participants with Long COVID as well as controls that had had COVID -10 infection but had recovered. The data to be presented will review the binding of larger and smaller extracellular vesicles to the GNA lectin and the lectin affinity resin, respectively. We believe the data from this pre-clinical study calls for additional study of the Hemopurifier and look forward to receiving feedback from the Long COVID scientific community at the Keystone Symposium.

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

We believe that the Hemopurifier may be a substantial advancement in the treatment of patients with advanced and metastatic cancer

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

LIQUIDITY AND GOING CONCERN

The Company has incurred losses since inception in devoting substantially all of its efforts toward research and development and has an accumulated deficit of $167,954,817 as of March 31, 2025. During the year ended March 31, 2025, the Company generated a net loss of approximately $13,388,000 and the Company expects that it will continue to generate operating losses for the foreseeable future. While the Company has been carrying out certain expense reductions since November 2023; our planned additional expense reductions may not materialize and/or our patient recruitment may occur more rapidly than expected along with the concomitant increases in expenses, therefore there is substantial doubt that our cash on hand will carry the company for 12 months beyond the filing date of the financial statements included in this Annual Report.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd.. Operations in our Australian subsidiary is recorded in their functional currency. The results of operations for our Australian subsidiary are translated from functional currency into U.S. dollars. Expenses originally incurred in U.S. dollars are translated using the exchange rate on the transaction date. For expenses in the subsidiary’s functional currency, we use the average exchange rate for the period, as it is not practical to determine the exact rate for each transaction date. Assets and liabilities are translated using the period end exchange rates. The U.S dollar effects that arise from translating the net assets of are recorded in other comprehensive income (loss). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial statements as of and for the fiscal years ended March 31, 2025 and 2024, and the consolidated statement of cash flows for the fiscal years ended March 31, 2025 and 2024.

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

As of March 31, 2025 and March 31, 2024 our cash and cash equivalents were comprised of the following instruments:

	For the year ended
	March 31, 2025	March 31, 2024
Cash in US bank checking account	$282,545	$697,908
Cash equivalents held in US Treasury bills	5,157,887	4,736,469
Cash in Australian bank checking account	60,829	7,601
Total cash and cash equivalents	$5,501,261	$5,441,978

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at one US financial institution in a checking account. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Our March 31, 2025 cash balances were approximately $130,000 over such insured amount. We do not believe that the Company is exposed to any significant risk with respect to its cash in that checking account.

At March 31, 2025, we maintained cash equivalents of approximately $5.2 million in US Treasury bills with maturities of less than three months. We do not believe that the Company is exposed to any significant risk with respect to its cash equivalents since they represent US government risk.

Cash is maintained at one Australian financial institution in checking accounts. Accounts at this institution are secured by the Financial Claims Scheme for up to Australian $250,000. Our March 31, 2025 Australian cash balance was below that threshold.

RESTRICTED CASH

To comply with the terms of our laboratory, office, and manufacturing space leases, we arranged for our former bank, First Republic Bank, to issue two standby letters of credit (L/Cs) totaling $87,506 in favor of the landlord, in lieu of a security deposit. To support the L/Cs, we authorized the withdrawal of $87,506 from our operating accounts and placed the funds in restricted certificates of deposit, which we classified as restricted cash, a long-term asset on our balance sheet. Following the transition of our banking relationship from First Republic Bank to JPMorgan Chase, the standby letters of credit were converted to a money market deposit account with an additional $5,000 buffer. This interest-bearing account had a balance of $97,813 as of March 31, 2025, which we continue to classify as restricted cash.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. We record a valuation allowance for deferred tax assets when, based on our best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized. Management has provided a full valuation allowance against the Company’s net deferred tax asset. Tax positions taken or expected to be taken in the course of preparing tax returns are required to be evaluated to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Tax positions deemed to not meet a more-likely-than-not threshold would be recorded as tax expense in the current year. There were no uncertain tax positions that require accrual to or disclosure in the consolidated financial statements as of March 31, 2025 and 2024.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. We believe no impairment charges were necessary during the fiscal years ended March 31, 2025 and 2024.

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

As of March 31, 2025 and 2024, a total of 2,938,170 and 15,504 potential common shares, consisting of shares underlying outstanding stock options, restricted stock units, or RSUs, shares held in abeyance and warrants were excluded as their inclusion would be antidilutive.

REVENUE RECOGNITION

We did not recognize revenue in fiscal year ended March 31, 2025 or March 31, 2024.

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

The following table summarizes share-based compensation expenses relating to shares and options granted and the effect on loss per common share during the years ended March 31, 2025 and 2024:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024
Vesting of Stock Options and Restricted Stock Units	$415,234	$1,219,370
Total Stock-Based Compensation Expense	$415,234	$1,219,370

Weighted average number of common shares outstanding – basic and diluted	1,560,839	314,097

Basic and diluted loss per common share	$(0.27)	$(3.88)

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

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2025 was insignificant.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred approximately $2,212,000 and $2,520,000 of research and development expenses for the years ended March 31, 2025 and 2024, respectively, which are included in various operating expenses in the accompanying consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In fiscal year 2025, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose significant segment expense categories that are regularly provided to the Chief Operating Decision Maker (CODM) and included in the measure of segment profit or loss.

The Company operates as a single reportable segment. The adoption of ASU 2023-07 did not impact the Company’s consolidated financial statements but resulted in enhanced footnote disclosures regarding significant segment expenses, as reflected in Note 9 – Segment Reporting.

In March 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public business entities to provide enhanced annual and interim disclosures that disaggregate specified income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating whether the adoption of this new standard will have a material impact on our disclosures.

In March 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 eliminates various references to the FASB’s Concepts Statements from the FASB Accounting Standards Codification in order to clarify that the Codification represents the authoritative source of generally accepted accounting principles (GAAP) in the United States. The amendments do not alter existing accounting requirements. The guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2024, and early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2025	March 31, 2024
Furniture and office equipment, at cost	$1,112,648	$1,112,648
Less: disposals	(350,670)	–
Leasehold improvements	893,131	893,131
Gross property and equipment	1,655,109	2,005,779
Less: accumulated depreciation	(978,889)	(990,550)
Fixed assets, net	$676,220	$1,015,229

Depreciation expense for the fiscal years ended March 31, 2025 and 2024 was $339,009 and $358,507, respectively. During the year ended March 31, 2025, the Company disposed of fully depreciated property and equipment with an original cost of $350,670. These disposals had no impact on net income, as the assets were fully depreciated at the time of removal. The reduction in gross property and equipment reflects the Company’s ongoing review and retirement of inactive or obsolete assets.

3. PATENTS, NET

Patents, net consist of the following:

	March 31, 2025	March 31, 2024
Issued patents	$157,442	$157,442
Accumulated amortization	(156,892)	(156,342)
Patents, net	$550	$1,100

Amortization expense for our capitalized issued patents for each of the fiscal years ended March 31, 2025 and 2024 was $550. As only one capitalized patent remains to be amortized, future amortization expense on patents is estimated to be approximately $550 per year based on the estimated life of the patent. The weighted average remaining life of our remaining capitalized patent is approximately 1.0 year.

4. EQUITY TRANSACTIONS

REVERSE STOCK SPLIT

Effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025, we effected a 1-for-8 reverse stock split of our then outstanding shares of common stock. Accordingly, each 8 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 60,000,000 shares following the stock split. The accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2023. All shares and per share amounts have been revised accordingly.

WARRANT INDUCEMENT

In March 2025, the Company entered into a warrant inducement agreement resulting in the issuance of 1,550,000 new warrants and the modification of 775,000 existing warrants. The fair value of the new warrants and the incremental fair value from the modification totaled $4,612,862 which was recorded as a non-cash inducement expense in other expense and reflected as an increase to additional paid-in capital.

ISSUANCES OF COMMON STOCK AND WARRANTS

Equity Transactions in the Fiscal Year Ended March 31, 2025.

March 2025 Warrant-Based Financing

On March 16, 2025, the Company entered into an inducement offer to exercise existing Class A and Class B Warrants (the “Agreement”) with a certain accredited and institutional holder (the “Holder”) of the Company’s outstanding Class A and Class B Warrants issued on May 17, 2024 (the “Existing Warrants”). Pursuant to the Agreement, the Holder, upon exercise, will receive a new unregistered Common Stock Purchase Warrant (“New Warrant”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), to purchase up to a number of shares equal to 200% of the number of Warrant Shares issued pursuant to the exercise of Existing Warrants pursuant to this Agreement (the “New Warrant Shares”), which New Warrant shall have an exercise price per share equal to $0.3736, subject to adjustment as provided in the New Warrant, will be exercisable at any time on or after six (6) months from the date of issuance and have a term of exercise of five and one-half (5.5) years from the date of issuance and (ii) a reduction of the exercise price of the Existing Warrants to $0.3736 per share, representing the closing price on March 14, 2025, but only with respect to a cash exercise under the Existing Warrants (as reduced from the current respective exercise price per share as set forth in the Existing Warrants).

The closing took place on March 17, 2025. Gross proceeds to the Company from the exercise of the Existing Warrants was $2,316,320, prior to deducting closing costs and placement agent fees as further described below. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

As a result of the Holder exercising the Existing Warrants, the Company issued an aggregate of 6,200,000 shares of its common stock. The shares underlying the Existing Warrants have all been registered on Form S-1 registration statement (Registration Number 333-278188).

The Company agreed to file a resale registration statement registering the shares underlying the Replacement Warrants (“Resale Registration Statement”) within ninety (90) days of the date of the Agreement and to use commercially reasonable best efforts to cause the Resale Registration Statement to be effective on or prior to the 150th calendar day after the date of the Agreement.

Subject to the terms of the Agreement, the Company will be required to pay certain liquidated damages if the shares underlying the New Warrants are not filed within the ninety (90) period, as more fully described in the Agreement.

The Company further agreed that until sixty (60) days after the closing date of the warrant exercise, it will not (other than in connection with limited enumerated exceptions) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or file any registration statement or any amendment or supplement (other than the registration statement registering the shares underlying the Replacement Warrants).

In connection with the transactions contemplated in the Agreement, the Company agreed to pay its placement agent, Maxim Group, LLC (the “Agent”) the following compensation, (i) a cash fee equal to 6.0% of the gross proceeds received by the Company in the transactions contemplated by the Agreement, and (ii) legal fees and out-of-pocket expenses of $15,000.

May 2024 Public Offering

On May 17, 2024, the Company closed a public offering pursuant to which it sold an aggregate of: (i) 306,250 shares of common stock and accompanying Class A warrants to purchase up to 306,250 shares of common stock and Class B warrants to purchase up to 306,250 shares of common stock, at a combined public offering price of $4.64 per share and accompanying warrants; and (ii) in lieu of common stock, pre-funded warrants to purchase 706,250 shares of common stock and accompanying Class A warrants to purchase up to 706,250 shares of common stock and Class B warrants to purchase up to 706,250 shares of common stock, at a combined public offering price of $0.4.63 per pre-funded warrant and accompanying warrants, which is equal to the public offering price per share of common stock, and accompanying warrants less the $0.001 per share exercise price of each such pre-funded warrant.

All pre-funded warrants issued in the offering were exercised in the quarter ended June 30, 2024. The Class A and Class B warrants each have an exercise price of $4.64 per share, are immediately exercisable, and, in the case of Class A warrants, will expire on May 17, 2029, and in the case of Class B warrants, will expire on May 19, 2025. The exercise price of the Class A and Class B warrants is also subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in such warrants.

Maxim Group LLC (“Maxim”), served as the exclusive placement agent in connection with the offering. We paid Maxim a cash fee of 6.5% of the aggregate gross proceeds raised at the closing of the offering, and reimbursement of certain expenses and legal fees in the amount of $100,000. We also issued to designees of Maxim warrants to purchase up to an aggregate of 40,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $4.64 per share and have substantially the same terms as the Class A warrants, except the Placement Agent Warrants are not subject to an exercise price reset, are non-exercisable until November 15, 2024, and will expire on May 15, 2029.

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.7 million. Net proceeds, of the offering, after deducting the placement agent fees and expenses and other offering expenses payable by us, were are approximately $3.5 million. In June 2024, and holders of Class A and Class B warrants exercised 37,500 shares and 360,000 shares, respectively, for additional proceeds of $1,844,400.

The shares of Common Stock, the Class A and Class B warrants, the pre-funded warrants and the Placement Agent Warrants described above and the underlying shares of Common Stock were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-278188) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 15, 2024

RSU Grants to Non-Employee Directors

In April 2024, the Compensation Committee of the Board, or Compensation Committee, approved, pursuant to the terms of the Company’s Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board of Directors of the Company, or Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $12.16 per share for the April 2024 RSU grants. As a result, in April 2024 the four eligible directors were each granted an RSU in the amount of 4,112 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

There were no vested RSUs outstanding as of March 31, 2025.

Equity Transactions in the Fiscal Year Ended March 31, 2024.

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

The underlying shelf registration statement on Form S-3 expired in October 2024. As a result, we were no longer eligible to sell shares under the 2022 ATM Agreement, which we subsequently terminated following the expiration

Under the 2022 ATM Agreement, Wainwright may sell the 2022 ATM Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the Nasdaq Capital Market, or on any other existing trading market for the 2022 ATM Shares. In addition, under the 2022 ATM Agreement, Wainwright may sell the 2022 ATM Shares in privately negotiated transactions with our consent and in block transactions. Under certain circumstances, we may instruct Wainwright not to sell the 2022 ATM Shares if the sales cannot be effected at or above the price designated by us from time to time.

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

In the fiscal year ended March 31, 2024, we raised aggregate net proceeds of $1,322,383 net of $34,118 in commissions to Wainwright and $8,202 in other offering expense, through the sale of 37,011 shares of our common stock at an average price of $35.76 per share under the 2022 ATM Agreement.

.

RSU Grants to Non-Employee Directors

In April 2024, the Compensation Committee of the Board, or Compensation Committee, approved, pursuant to the terms of the Company’s Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board of Directors of the Company, or Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $34.40 per share for the April 2023 RSU grants. As a result, in April 2023 the three eligible directors were each granted an RSU in the amount of 1,454 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

Unvested RSUs covering 611 shares of common stock were outstanding as of March 31, 2024.

WARRANTS:

During the twelve-months ended March 31, 2025, we issued 2,065,500 warrants in connection with the May, 2024 public offering and 1,550,000 in connection with a March 2025 warrant inducement. We did not issue any warrants during the fiscal year ended March 31, 2024.

A summary of the aggregate warrant activity for the years ended March 31, 2025 and 2024 is presented below:

	Fiscal Year Ended March 31,
	2025			2024
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	4,090		$20.09	4,090		$20.09
Granted	3,615,500		$3.58	–	$	N/A
Exercised	(1,231,305)		$3.92	–	$	N/A
Cancelled/Forfeited	(31,161)		$25.13	–	$	N/A
Outstanding, end of year	2,357,124		$3.55	4,090		$20.09
Exercisable, end of year	2,357,124		$3.55	4,090		$20.09
Weighted average estimated fair value of warrants granted		$	N/A		$	N/A

The detail of the warrants outstanding and exercisable as of March 31, 2025 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.64 or Below	2,357,124	4.63	$3.55	2,357,124	$3.55

The detail of the warrants outstanding and exercisable as of March 31, 2024 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$150.00 or Below	2,531	0.71	$125.28	2,531	$125.28
$200.00 - $220.00	1,559	0.81	$218.24	1,559	$218.24
	4,090			4,090

STOCK-BASED COMPENSATION:

2020 EQUITY INCENTIVE PLAN

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our stockholders in September 2020 to provide stock-based incentives to attract, retain, and motivate employees, directors, and consultants. The plan initially authorized 21,023 shares of common stock for issuance through stock options, restricted stock units (RSUs), stock bonuses, stock appreciation rights, and other awards. Stockholders approved increases to the share reserve in September 2022 and September 2024, authorizing an additional 22,500 and 375,000 shares, respectively. As of March 31, 2025, 390,950 shares remained available for issuance under the 2020 Plan.

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

Please see above under the heading "Equity Transactions in the Fiscal Year Ended March 31, 2025—RSU Grants to Non-Employee Directors" for disclosure regarding equity awards under the Director Compensation Policy during the fiscal year ended March 31, 2025.

STOCK OPTION ACTIVITY

During the fiscal years ended March 31, 2025 and March 31, 2024, we did not issue stock option grants.

Options outstanding that were vested as of March 31, 2025 and options that are expected to vest subsequent to March 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	5,795	$132.82	6.02
Expected to vest	751	$112.80	6.87
Total	6,546

The following is a summary of the stock options outstanding at March 31, 2025 and 2024 and the changes during the years then ended:

	Fiscal Year Ended March 31,
	2025			2024
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding, beginning of year	10,816		$146.22	21,491		$180.93
Granted	–		$–	–		$–
Cancelled/Forfeited	(4,270)		$170.29	(10,675)		$215.12
Outstanding, end of year	6,546		$130.52	10,816		$146.22
Exercisable, end of year	5,795		$132.82	7,236		$159.13
Weighted average estimated fair value of options granted		$	N/A		$	N/A

Effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025, the Company effected a 1-for-8 reverse stock split of its common stock. All option share figures, including those for prior periods, have been adjusted retrospectively to reflect the reverse split. Option balances may not tie exactly to prior period filings due to rounding of fractional shares.

There were no stock option grants during the fiscal years ended March 31, 2025 or March 31, 2024. There were 16,448 RSUs granted during the fiscal year ended March 31, 2025. The weighted average grant date fair value of RSUs granted during the fiscal year ended March 31, 2025 was $50,000. There were no stock option exercises during the fiscal years ended March 31, 2025 and 2024.

The table below summarizes nonvested stock options as of March 31, 2025 and changes during the year ended March 31, 2025.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2024	3,580	$120.13
Vested	(1,628)	$138.95
Forfeited	(1,201)	$99.19
Nonvested stock options at March 31, 2025	751

The detail of the options outstanding and exercisable as of March 31, 2025 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$102.40-112.8	5,034	6.22 years	$109.17	4,283	$108.54
$201.6	1,512	5.76 years	$201.60	1,512	$201.60
Total	6,546			5,795

We recorded stock-based compensation expense related to RSU issuances and to options granted totaling $415,234 and $1,219,370 for the fiscal years ended March 31, 2025 and 2024, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the years ended March 31, 2025 and 2024.

The table below presents a summary of restricted stock unit activity as of March 31, 2025, and for the year then ended.

Shares
Nonvested RSUs at April 1, 2024	611
Granted	16,448
Vested	(12,707)
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(4,352)
Nonvested RSUs at March 31, 2025	–

Our total stock-based compensation for fiscal years ended March 31, 2025 and 2024 included the following:

	Fiscal Year Ended
	March 31, 2025	March 31, 2024
Vesting of restricted stock units	$218,750	$206,250
Vesting of stock options	196,484	1,013,120
Total Stock-Based Compensation	$415,234	$1,219,370

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the fiscal year ended March 31, 2025 was insignificant.

On March 31, 2025, our outstanding stock options had no intrinsic value since the closing price on that date of $2.86 per share was below the weighted average exercise price of our outstanding stock options.

At March 31, 2025, there was $78,548 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.875 years.

5. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

For the fiscal year ended March 31, 2025 we accrued unpaid fees of $68,250 owed to our non-employee directors.

As a result of entering into separation agreements with two former executives, we paid out accrued vacation totaling $27,126 during the fiscal year ended March 31, 2025. These amounts were previously recorded in the "due to related parties" account. In addition, pursuant to the terms of their respective Executive Employment Agreements, we accrued a total of $809,782 for cash severance and COBRA payments, which are payable monthly over 12-month periods beginning on July 1, 2024, and October 15, 2024, respectively.

Separately, in connection with a reduction in force in August 2024, we paid out an additional $13,419 in accrued vacation, which was also previously recorded in the "due to related parties" account.

Amounts due to related parties were comprised of the following items:

	March 31, 2025	March 31, 2024
Accrued Board fees	$68,250	$68,250
Accrued vacation to all employees	165,029	167,973
Accrued separation expenses	346,286	310,211
Total due to related parties	$579,565	$546,434

6. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31, 2025	March 31, 2024
D&O insurance premium financing (See Note 8)	$178,206	–
Accrued professional fees	247,631	$215,038
Accrued resale registration	46,327	–
Total other current liabilities	$472,164	$215,038

During 2017 through 2020, the Company incorrectly recorded accrued commission liability of approximately $404,000. The Company reversed accrued commission liability of approximately $404,000 during the year ended March 31, 2024.

7. INCOME TAXES

For the years ended March 31, 2025 and 2024, we had no income tax expense due to our net operating losses and 100% deferred tax asset valuation allowance.

At March 31, 2025 and 2024, we had net deferred tax assets as detailed below. These deferred tax assets are primarily composed of capitalized research and development costs and tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a 100% valuation allowance has been established to offset the net deferred tax assets.

Significant components of our net deferred tax assets at March 31, 2025 and 2024 are shown below:

	YEAR ENDED MARCH 31,
	2025	2024
Deferred tax assets:
Research and development credit carryforwards	$3,442,000	$3,442,000
Capitalized research and development costs	519,000	646,000
Net operating loss carryforwards(1)	30,022,000	26,927,000
Stock compensation	415,000	2,244,000
Total deferred tax assets	34,398,000	33,259,000

Total deferred tax liabilities	–	–

Net deferred tax assets	34,398,000	33,259,000
Valuation allowance for deferred tax assets	(34,398,000)	(33,259,000)

Net deferred tax assets	$–	$–

 ______________

(1)	Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances.

At March 31, 2025, we had tax net operating loss carryforwards for federal and state purposes approximating $97 million and $91 million, respectively, portions of which began to expire in the year 2021. The indefinite position is approximately $36 million. Research and Development credits begin to expire in 2025.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended March 31, 2025 and 2024 due to the following:

	2025	2024

Income taxes (benefit) at federal statutory rate of 21.00%	$(2,811,000)	$(2,564,000)
Tax effect on non-deductible expenses and credits	1,000	2,000
True up items	132,000	(29,000)
Expiration of net operating loss carryforwards (1)	204,000	204,000
Change in valuation allowance	2,474,000	2,387,000
Income Tax Expense (Benefit)	$–	$–

 ______________

(1)	Pursuant to Internal Revenue Code Section 382, use of our tax net operating loss carryforwards may be limited.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended March 31, 2025 and 2024, we did not recognize any interest or penalties relating to tax matters.

At and for the years ended March 31, 2025 and 2024, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at March 31, 2025 or March 31, 2024.

Our tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state. We are currently not under examination by any taxing authorities.

8. COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have had the following material changes to our contractual obligations and commitments outside the ordinary course of business during the fiscal year ended March 31, 2025:

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,590. The current monthly base rent under the manufacturing component of the lease is $12,824.

The office, lab and manufacturing leases are coterminous with a remaining term of 24 months. The weighted average discount rate is 4.25%.

As of March 31, 2025, we have right-of-use lease assets of $601,846.

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next two fiscal years. All of our leases conterminously expire during the fiscal year ending March 31, 2027.

Fiscal Years Ended March 31,
2026	$333,462
2027	343,353
Total minimum lease payments	676,815
Less amount representing imputed interest	(27,064)
Present value of minimum lease payments	$649,751

Overall, our rent expense, which is included in general and administrative expenses, approximated $421,789 and $420,353 for the fiscal years ended March 31, 2025 and 2024, respectively.

Premium Financing Agreement

In January 2025, the Company entered into a short-term premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., to finance a portion of its Directors & Officers (D&O) and other insurance premiums. The total amount financed under the agreement was approximately $220,984, with an associated finance charge of approximately $9,995, resulting in a total repayment obligation of approximately $230,979.30. The annual percentage rate is 9.75%, and the loan is payable in 10 monthly installments of approximately $23,097.93 beginning February 28, 2025.

As collateral for the financing, the Company granted the lender a first priority security interest in the financed insurance policies, including all unearned premiums, dividends, credits, and certain loss payments. In the event of default, cancellation, or early termination of the policies, the lender has the right to collect any unearned premiums and apply them against the remaining loan balance.

This arrangement is classified as a short-term liability within other liabilities on the balance sheet (See Note 6) and is recorded net of any prepaid portions of the insurance policies.

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

9. SEGMENT REPORTING

The Company operates as a single operating and reportable segment, which reflects the manner in which the Chief Operating Decision Maker (CODM), the Company’s Chief Executive Officer, manages the business and allocates resources. The Company is a development-stage medical technology company focused on advancing a clinical-stage therapeutic device, with key operational decisions based on cash availability, development milestones, and return on investment associated with future manufacturing and commercialization opportunities.

Although the Company has no commercial revenue, the CODM regularly reviews certain expense categories and cash flow metrics to assess progress and allocate resources. The primary internal measure of performance used by the CODM is cash used in operating activities, rather than traditional profit or loss measures.

In accordance with ASU 2023-07, which the Company adopted for the year ended March 31, 2025, the following significant expense categories and internal performance measures were reviewed by the CODM during the fiscal year ended March 31, 2025 and March 31, 2024:

Category	Year Ended March 31, 2025	Year Ended March 31, 2024
Research and development[1]	$2,212,000	$2,520,000
General and administrative[2]	$3,243,000	$3,903,000
Cash used in operating activities[3]	$7,646,000	$10,130,000

[1]	Research and development expenses consist primarily of costs related to laboratory operations, clinical trial execution, investigational device testing, design iterations, and personnel-related expenses associated with research activities. These costs are not confined to a single financial statement line item and may be classified within general and administrative expense, professional fees, or payroll, depending on their nature. These expenses are regularly reviewed by the CODM as a single category for internal decision-making purposes.

[2]	General and administrative expense includes overhead, clinical trial-related administrative and planning costs, and manufacturing-related costs such as raw materials. These are not separately reviewed by the CODM and are assessed as part of the broader G&A category for decision-making purposes.

[3]	Cash used in operating activities is a key metric monitored by the CODM in evaluating resource needs, development pacing, and investment feasibility in the absence of revenue.

The Company does not allocate assets by segment, and the CODM does not use a measure of segment profit or loss to evaluate performance. There were no changes to the internal reports provided to or reviewed by the CODM during the years presented.

Entity-Wide Information:

•	The Company did not recognize revenue during the fiscal year ended March 31, 2025.
•	All long-lived assets are located in the United States.
•	A significant portion of clinical trial activity is conducted through the Company’s wholly owned subsidiary based in Australia.

10. SUBSEQUENT EVENTS

On June 25, 2025, the Company received notice from Nasdaq stating the Company has regained compliance with Listing Rule 5550(a)(2), and that the matter is now closed.

Reverse Split – Following the approval of a reverse stock split at a Special Meeting of Stockholders on May 13, 2025, our Board of Directors approved a 1-for-8 reverse stock split or our outstanding shares of Common Stock, effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025. Accordingly, each 8 shares of outstanding common stock held by stockholders were combined into one share of common stock. Our authorized common stock remained at 60,000,000 shares following the stock split. We issued an additional 77 shares as a result of rounding up fractional shares related to the reverse stock split.

On June 2 and June 16, 2025, the second and third patients, respectively, were treated with the Aethlon Hemopurifier at GenesisCare North Shore in Sydney, Australia. Each patient underwent a single 4-hour treatment session and tolerated the procedure without complications. Follow-up visits will include safety assessments, extracellular vesicle (EV) and T cell measurements, as well as imaging to evaluate clinical response.

RSU Grants

In April 2025, our Board of Directors approved, pursuant to the terms of the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the four non-employee directors of the Company then serving on the Board of Directors. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board of Directors, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.80 per share for the RSUs granted in April 2025. As a result, in April 2025 the four eligible directors were each granted an RSU in the amount of 17,858 shares under the Company’s 2020 Equity Incentive Plan, or the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

