Form 10-Q
period 2025-06-30
AETHLON MEDICAL INC
filed 2025-08-13
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had outstanding 2,598,711 shares of common stock, $0.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,765,154	$5,501,261
Deferred Offering Cost	9,103	–
Prepaid expenses and other current assets	276,601	448,539
Total current assets	4,050,858	5,949,800

Property and equipment, net	593,720	676,220
Operating lease right-of-use asset	529,576	601,846
Patents, net	413	550
Restricted cash	98,130	97,813
Deposits	33,305	33,305
Total assets	$5,306,002	$7,359,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$571,495	$534,524
Due to related parties	372,598	579,565
Operating lease liability, current portion	318,800	313,033
Other current liabilities	364,544	472,164
Total current liabilities	1,627,437	1,899,286

Operating lease liability, less current portion	255,052	336,718
Total liabilities	1,882,489	2,236,004

Stockholders’ Equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized as of June 30, 2025 and March 31, 2025; 2,598,711 shares issued and outstanding as of June 30, 2025 and 2,585,239 shares issued and 2,010,739 outstanding at March 31, 2025.	2,599	2,586
Additional paid-in capital	173,159,966	173,092,894
Accumulated other comprehensive loss	(22,377)	(17,133)
Accumulated deficit	(169,716,675)	(167,954,817)

Total stockholders’ equity	3,423,513	5,123,530

Total liabilities and stockholders’ equity	$5,306,002	$7,359,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

OPERATING EXPENSES

Professional fees	$476,032	$614,082
Payroll and related expenses	581,000	1,254,802
General and administrative	735,358	751,974
Total operating expenses	1,792,390	2,620,858
OPERATING LOSS	(1,792,390)	(2,620,858)

OTHER (EXPENSE) INCOME, NET
Interest income	36,466	49,418
Other	(5,934)	–

NET LOSS	(1,761,858)	(2,571,440)

NET LOSS ATTRIBUTABLE TO AETHLON MEDICAL, INC.	(1,761,858)	(2,571,440)

OTHER COMPREHENSIVE LOSS	(5,244)	(833)

COMPREHENSIVE LOSS	$(1,767,102)	$(2,572,273)

Basic and diluted net loss per share attributable to common stockholders	$(0.85)	$(2.76)

Weighted average number of common shares outstanding – basic and diluted	2,076,416	932,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	ATTRIBUTABLE TO AETHLON MEDICAL, INC.
	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
BALANCE – MARCH 31, 2025	2,585,239	$2,586	$173,092,894	$(167,954,817)	$(17,133)	$5,123,530
Issuances of common stock for public offering	–	–	–	–	–	–
Issuances of common stock for Class A and Class B warrant exercises	–	–	–	–	–	–
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	13,395	13	(5,370)	–	–	(5,357)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	77	–	–	–	–	–
Net loss	–	–	–	(1,761,858)	–	(1,761,858)
Other comprehensive loss	–	–	–	–	(5,244)	(5,244)
BALANCE – JUNE 30, 2025	2,598,711	$2,599	$173,159,966	$(169,716,675)	$(22,377)	$3,423,513

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
BALANCE – MARCH 31, 2024	328,728	$329	$160,339,671	$(154,566,728)	$(6,940)	$5,766,332
Issuances of common stock for cash under at the market program	1,012,500	1,013	3,538,894	–	–	3,539,907
Issuances of common stock for Class A and Class B warrant exercises	397,500	398	1,844,002	–	–	1,844,400
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	3,452	3	(5,081)	–	–	(5,078)
Stock-based compensation expense	–	–	139,328	–	–	139,328
Net loss	–	–	–	(2,571,440)	–	(2,571,440)
Other comprehensive loss	–	–	–	–	(833)	(833)
BALANCE – JUNE 30, 2024	1,742,180	$1,743	$165,856,814	$(157,138,168)	$(7,773)	$8,712,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	Three months Ended June 30, 2025	Three months Ended June 30, 2024

Cash flows used in operating activities:
Net loss	$(1,761,858)	$(2,571,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,637	86,060
Stock based compensation	72,442	139,328
Accretion of right-of-use operating lease asset	72,270	(1,217)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	164,031	89,872
Accounts payable and other current liabilities	(137,492)	323,776
Deferred revenue	–	–
Due to related parties	(206,967)	186,084
Net cash used in operating activities	(1,714,937)	(1,747,537)

Cash flows (used in) provided by financing activities:
Proceeds from the issuance of common stock, net	–	3,539,907
Proceeds from the issuance of common stock upon Class A and Class B warrant exercises	–	1,844,400
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(5,357)	(5,078)
Net cash (used in) provided by financing activities	(5,357)	5,379,229

Effect of exchange rate on changes on cash	(15,496)	(1,290)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,735,790)	3,630,402

Cash, cash equivalents and restricted cash at beginning of period	5,599,074	5,529,483

Cash, cash equivalents and restricted cash at end of period	$3,863,284	$9,159,885

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$13	$28

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$3,765,154	$9,072,379
Restricted cash	98,130	87,506
Cash, cash equivalents and restricted cash	$3,863,284	$9,159,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION ORGANIZATION

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing the Hemopurifier® (HP), a clinical-stage immunotherapeutic device intended for applications in cancer, life-threatening viral infections, and organ transplantation and other areas of significant unmet needs. In human studies (167 sessions with 41 patients), the Hemopurifier was used safely and demonstrated the potential to remove enveloped viruses. In pre-clinical studies, the Hemopurifier has exhibited the capacity to remove harmful extracellular vesicles (EVs) and enveloped viruses from biological fluids, utilizing its proprietary lectin-based mechanism. These extracellular vesicles have been implicated in disease processes such as immune suppression and metastasis in cancer as well as in the progression of severe life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

Three clinical sites in Australia—Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney—are currently open for enrollment in our phase 1 oncology trial. As of August 11, 2025, we have treated three participants in the first of three planned treatment cohorts. The Data Safety Monitoring Board (DSMB), comprising independent medical experts in nephrology and oncology, has reviewed the data from the initial cohort. Each of the three participants received a single 4-hour Hemopurifier treatment. Based on their evaluation, the DSMB found no safety concerns and confirmed that the Hemopurifier continues to demonstrate a favorable safety and tolerability profile. To date, no serious adverse events (SAEs) or Dose-Limiting Toxicities (DLTs) related to the Hemopurifier have been reported.

Enrollment for Cohort 2 is now open. In this phase, participants will receive two Hemopurifier treatments over a one-week period at the study's three active clinical sites in Australia. This trial, which aims to enroll approximately 9 to 18 patients, is designed to evaluate the safety and feasibility of administering the Hemopurifier at varying dosing intervals in patients with solid tumors who have stable or progressive disease, while receiving treatment that includes Pembrolizumab (Keytruda®) or Nivolumab (Opdivo®).

The Company previously pursued approval of a similar clinical trial in India. We received formal approval from the Indian regulatory agency, the Central Drugs Standard Control Organization (CDSCO), to conduct this trial in India on July 7, 2025. We were working with our India CRO, Qualtran, toward site initiation at Medanta Medicity Hospital. However, after reviewing extended timelines associated with site activation and trial execution, we made the decision to cancel the Indian trial to conserve resources and to concentrate efforts on the Australian oncology trial.

The Hemopurifier is designed to address life-threatening viral infections, particularly those involving highly glycosylated viruses for which there are no approved therapies. It has previously been used under FDA and international regulatory frameworks to treat individuals infected with HIV, hepatitis C, Ebola, and SARS-CoV-2. While our COVID-19 clinical trials in the U.S. and India have been terminated due to low ICU enrollment, these programs provided real-world evidence of Hemopurifier use in critically ill patients. We maintain an open IDE for viral indications, preserving the ability to respond to future outbreaks or emerging pathogens.

In addition to our ongoing clinical trials, we continue to explore potential new applications for the Hemopurifier through internal pre-clinical research. In the first fiscal quarter of 2026, results of our pre-clinical ex-vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were published in the pre-print vehicle bioRxiv. This manuscript has been submitted to a peer-reviewed publication for review. In the study we evaluated the Hemopurifier’s ability to remove disease-relevant extracellular vesicles (EVs), including those derived from platelets, which are implicated in cancer, autoimmune disease, and neurological disorders. The study demonstrated >98% removal of platelet-derived EVs from healthy human plasma in a simulated clinical session. We are also collaborating with academic researchers to investigate EV characteristics in patients with Long COVID. These exploratory programs are intended to inform potential future clinical indications and expand the utility of the Hemopurifier platform.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended June 30, 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

REVERSE STOCK SPLIT

On June 9, 2025, we effected a 1-for-8 reverse stock split of our then outstanding shares of common stock. Accordingly, each 8 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 60,000,000 shares following the stock split. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2024. All shares and per share amounts have been revised accordingly.

Basis of Presentation and Use of Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on June 26, 2025. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly our operating results, cash flows, and financial position as of and for the period ended June 30, 2025. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2025 has been derived from the audited consolidated balance sheet at March 31, 2025, contained in the above referenced 10-K. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the impact of the reverse stock split.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of June 30, 2025 to not be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

We are actively evaluating a range of strategic and financing options to extend our cash runway and support our ongoing operations, including clinical development activities. These options include potential equity offerings and other funding opportunities. However, there can be no assurance that any such financing will be available on acceptable terms, or at all.

Our ability to continue as a going concern is dependent upon securing additional capital and successfully executing our business plans. If we are unable to raise additional capital when needed, we may be forced to significantly curtail or cease operations, including research and development programs and clinical trials.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

Restricted Cash

As of June 30, 2025, we maintained a restricted cash balance of $98,130 in an interest-bearing money market deposit account with JPMorgan Chase, which supports our lease obligations. This balance includes a $5,000 buffer above the required security amount.

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

As of June 30, 2025 and 2024, an aggregate of 2,189,307 and 1,649,429 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three-month periods ended June 30, 2025 and 2024, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. The increase in research and development expenses for the three months ended June 30, 2025, compared to the same period in 2024, primarily reflects higher spending associated with our ongoing clinical trial in Australia evaluating the Hemopurifier in oncology patients. The current period also includes expenses related to preclinical studies supporting potential new indications, including work conducted in partnership with UCSF’s Long COVID Clinic and internal lab activities targeting platelet-derived extracellular vesicles and transplant-related applications. These initiatives are part of our broader strategy to expand the therapeutic potential of the Hemopurifier beyond viral pathogens and support future regulatory submissions. We expect R&D expenses to continue to fluctuate based on the timing and scale of future clinical trial activity and internal development efforts. Our research and development expenses in those periods were as follows:

	June 30,	June 30,
	2025	2024
Three months ended	$524,368	$414,658

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual disclosures related to tax rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for the Company for annual periods beginning on or after April 1, 2025. The Company maintains a full valuation allowance against its deferred assets and does not have current income tax expense nor material income taxes paid. While the Company is evaluating the impact of this new standard on its income tax disclosures, it does not expect the adoption of ASU 2023-09 to have material impact on its consolidated financial statements, as the amendments relate to disclosures only.

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

5. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2025

Reverse Stock Split

Effective as of the close of business on June 6, 2025 with an effective trading date of June 9, 2025, we effected a 1-for-8 reverse stock split of our then outstanding shares of common stock. Accordingly, each 8 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock remained at 60,000,000 shares following the stock split. The accompanying consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2024. All shares and per share amounts have been revised accordingly.

 Restricted Stock Unit Grants

In April 2025, the Compensation Committee of the Board, or Compensation Committee, approved, pursuant to the terms of the Company’s Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board of Directors of the Company, or Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $2.80 per share for the April 2025 RSU grants. As a result, in April 2025 the four eligible directors were each granted an RSU in the amount of 17,858 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

During the three-months ended June 30, 2025, 13,395 shares were issued upon settlement of 17,858 RSUs.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2025, we accrued unpaid fees of $68,250 owed to our non-employee directors. We did not enter into any new related party arrangements. The accrued balance for separation expenses at June 30, 2025, relates to agreements with former executive officers from a prior period; no new separation accruals were recorded during the quarter.

Amounts due to related parties were comprised of the following items:

	June 30, 2025	March 31, 2025
Accrued Board fees	$68,250	$68,250
Accrued vacation to all employees	167,352	165,029
Accrued separation expenses	136,996	346,286
Total due to related parties	$372,598	$579,565

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2025	2025
D&O insurance premium financing	$112,727	$178,206
Accrued professional fees	205,490	247,631
Accrued resale registration	46,327	46,327
Total other current liabilities	$364,544	$472,164

8. STOCK COMPENSATION

All of the stock-based compensation expense recorded during the three months ended June 30, 2025 and 2024, an aggregate of $72,442 and $139,328, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during each of the three months ended June 30, 2025 and 2024 represented an impact on basic and diluted loss per common share of $(0.03) and $(0.15), respectively.

Stock Option Activity

We did not issue any stock options during the three months ended June 30, 2025 and 2024.

Stock options outstanding that have vested as of June 30, 2025 and stock options that are expected to vest subsequent to June 30, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	6,000	$132.13	5.80
Expected to vest	546	$112.80	6.62
Total	6,546

A summary of stock option activity during the three months ended June 30, 2025 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of year	6,546	$112.80 – 201.60	$130.52
Granted	–	$–	$–
Cancelled/Expired	–	$–	$–
Outstanding June 30, 2025	6,546	$112.80 – 201.60	$130.52
Exercisable, June 30, 2025	6,000	$112.80 – 201.60	$132.13

There were no stock option grants during the three months ended June 30, 2025 and 2024. There were 71,432 RSUs granted during the three months June 30, 2025. The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2025 was $2.80. There were no stock option exercises during the three months ended June 30, 2025 and 2024. On June 30, 2025, our outstanding stock options had no intrinsic value, since the closing share price on that date of $1.20 per share was below the exercise price of our outstanding stock options.

The table below summarizes nonvested stock options as of June 30, 2025 and changes during the three months ended June 30, 2025.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2025	751	$1.37
Vested	(205)	$1.37
Forfeited	–
Nonvested stock options at June 30, 2025	546

The detail of the options outstanding and exercisable as of June 30, 2025 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$102.40 – 112.80	5,034	5.97 years	$109.17	4,488	$108.73
$201.60	1,512	5.52 years	$201.60	1,512	$201.60
	6,546			6,000

We recorded stock-based compensation expense related to RSU issuances and to options granted totaling $72,442 and $139,328 for the three months ended June 30, 2025 and 2024, respectively. These expenses were recorded as stock compensation included in payroll and related expenses in the accompanying consolidated statement of operations for the three months ended June 30, 2025 and 2024.

The table below summarizes restricted stock units as of June 30, 2024 and changes during the three months ended June 30, 2025.

Shares
Nonvested RSUs at April 1, 2025	–
Granted	71,432
Vested	(13,393)
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(4,465)
Nonvested RSUs at June 30, 2025	53,574

Our total stock-based compensation for the three months ended June 30, 2025 and 2024 included the following:

	Three Months Ended
	June 30, 2025	June 30, 2024
Vesting of restricted stock units	$50,000	$68,750
Vesting of stock options	22,442	70,578
Total Stock-Based Compensation	$72,442	$139,328

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended June 30, 2024 was insignificant.

On June 30, 2025, our outstanding stock options had no intrinsic value since the closing price on that date of $1.20 per share was below the weighted average exercise price of our outstanding stock options.

At June 30, 2025, there was approximately $206,106 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of .71 years.

9. WARRANTS

We did not issue any warrants in the three-months ended June 30, 2025. We issued 2,065,500 warrants in connection with the May 17, 2024 public offering during three-months ended June 2024.

A summary of warrant activity during the three months ended June 30, 2025 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2025	2,357,124	$2.99 – 4.64	$3.55

Granted	–	–	–
Exercised	–	$–	$–
Cancelled/Expired	(227,937)	$4.64	$4.64
Warrants outstanding at June 30, 2025	2,129,187	$2.99 – 4.64	$3.44
Warrants exercisable at June 30, 2025	2,129,187	$2.99 – 4.64	$3.44

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,591. The current monthly base rent under the manufacturing component of the lease is $12,824. Cash paid in the three months ended June 30, 2025 for amounts included in the measurement of operating lease liabilities in operating cash flows was $82,245.

The office, lab and manufacturing leases are coterminous with a remaining term of 21 months. The weighted average discount rate is 4.25%.

As of our June 30, 2025 balance sheet, we have an operating lease right-of-use asset of $529,576 and operating lease liability of $573,852.

In connection with the lease agreements for our office, lab, and manufacturing space, we were required to provide financial assurance to the landlord in lieu of a traditional security deposit. To satisfy this requirement, we initially arranged for our former bank to issue two standby letters of credit (L/Cs) totaling $87,506 — $46,726 in fiscal year 2021 for the office and lab space, and $40,780 in fiscal year 2022 for the manufacturing space. Equivalent funds were transferred into restricted certificates of deposit to secure the bank’s risk.

Following the transition of our banking relationship to JPMorgan Chase, the L/Cs were replaced with an interest-bearing money market deposit account. As of June 30, 2025, we maintained a restricted cash balance of $98,130 in this account, which includes a $5,000 buffer above the required security amount. This balance continues to support our lease obligations and is classified as restricted cash on our balance sheet.

Overall, our rent expense, which is included in general and administrative expenses, approximated $109,190 and $102,000 for the three-month periods ended June 30, 2025 and 2024, respectively.

In January 2025, the Company entered into a short-term premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., to finance a portion of its Directors & Officers (D&O) and other insurance premiums. The total amount financed under the agreement was approximately $220,984 with an associated finance charge of approximately $9,995 resulting in a total repayment obligation of approximately $230,979. The annual percentage rate is 9.75%, and the loan is payable in 10 monthly installments of approximately $23,098 beginning February 28, 2025.

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

This arrangement is classified as a short-term liability within other liabilities on the balance sheet (See Note 7) and is recorded net of any prepaid portions of the insurance policies.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

11. SEGMENT REPORTING

The Company operates as a single operating and reportable segment, which reflects how the Chief Operating Decision Maker (CODM), the Company’s Chief Executive Officer, manages the business and allocates resources. The Company is a development-stage medical technology company focused on advancing a clinical-stage therapeutic device, with key operational decisions driven by cash availability, development milestones, and the expected return on investment associated with future manufacturing and commercialization efforts.

Although the Company does not generate commercial revenue, the CODM regularly reviews certain expense categories and cash flow metrics to monitor progress and inform resource allocation. The primary internal performance measure used by the CODM is cash used in operating activities, rather than traditional profit or loss metrics.

In accordance with ASU 2023-07, which the Company adopted for the fiscal year ended March 31, 2025, the following significant expense categories and internal performance measures were reviewed by the CODM during the three months ended June 30, 2025 and 2024:

Category	Three Months Ended
	June 30, 2025	June 30, 2024
Research and development¹	$524,000	$415,000
General and administrative²	$735,000	$752,000
Cash used in operating activities³	$1,715,000	$1,748,000

Amounts in this table are rounded to the nearest thousand.

¹	Research and development expenses primarily include costs related to laboratory operations, clinical trial execution, investigational device testing, design iterations, and personnel expenses associated with research activities. These expenses may appear across different financial statement line items—such as general and administrative expense, professional fees, or payroll—but are monitored internally by the CODM as a single category.

²	General and administrative expenses encompass overhead, clinical trial-related administrative and planning expenses, and certain manufacturing-related costs such as raw materials. These costs are not broken down further for internal reporting purposes and are reviewed as a whole.

³	Cash used in operating activities is the key internal performance metric tracked by the CODM to evaluate development progress, cash needs, and investment strategy in the absence of commercial revenue.

The Company does not allocate assets to operating segments, nor does the CODM evaluate performance using a segment profit or loss measure. There were no changes in the internal reports provided to or reviewed by the CODM during the periods presented.

Entity-Wide Information

•	The Company did not recognize revenue during the three months ended June 30, 2025.
•	All long-lived assets are located in the United States.
•	A significant portion of clinical trial activity is conducted through the Company’s wholly owned subsidiary in Australia.

12. SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2025 through the date that the accompanying consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Overview

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing the Hemopurifier® (HP), a clinical-stage immunotherapeutic device intended for applications in cancer, life-threatening viral infections, and organ transplantation and other areas of significant unmet needs. In human studies (167 sessions with 41 patients), the Hemopurifier was used safely and demonstrated the potential to remove enveloped viruses. In pre-clinical studies, the Hemopurifier has exhibited the capacity to remove harmful extracellular vesicles (EVs) and enveloped viruses from biological fluids, utilizing its proprietary lectin-based mechanism. These extracellular vesicles have been implicated in disease processes such as immune suppression and metastasis in cancer as well as in the progression of severe life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

Three clinical sites in Australia—Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney—are currently open for enrollment in our phase 1 oncology trial. As of June 26, 2025, we have treated three participants in the first of three planned treatment cohorts. The Data Safety Monitoring Board (DSMB), comprising independent medical experts in nephrology and oncology, has reviewed the data from the initial cohort. Each of the three participants received a single 4-hour Hemopurifier treatment. Based on their evaluation, the DSMB found no safety concerns and confirmed that the Hemopurifier continues to demonstrate a favorable safety and tolerability profile. To date, no serious adverse events (SAEs) or Dose-Limiting Toxicities (DLTs) related to the Hemopurifier have been reported.

Enrollment for Cohort 2 is now open. In this phase, participants will receive two Hemopurifier treatments over a one-week period at the study's three active clinical sites in Australia. This trial, which aims to enroll approximately 9 to 18 patients, is designed to evaluate the safety and feasibility of administering the Hemopurifier at varying dosing intervals in patients with solid tumors who have stable or progressive disease, while receiving treatment that includes Pembrolizumab (Keytruda®) or Nivolumab (Opdivo®).

The Company received formal approval from the India’s regulatory agency, the Central Drugs Standard Control Organization (CDSCO), to initiate an oncology clinical trial in India on July 7, 2025. The Company had been working with its India CRO, Qualtran LLC, toward site initiation at Medanta Medicity Hospital. While the Company had initially anticipated a more expedited startup in India subsequent discussions with the CRO indicated longer-than-expected timelines. After evaluating the project duration and cost of conducting the study, the Company made a strategic decision to discontinue efforts in India and to concentrate its resources on the ongoing oncology trial in Australia, which remains the Company’s primary clinical development priority.

The Hemopurifier is designed to address life-threatening viral infections, particularly those involving highly glycosylated viruses for which there are no approved therapies. It has previously been used under FDA and international regulatory frameworks to treat individuals infected with HIV, hepatitis C, Ebola, and SARS-CoV-2. While our COVID-19 clinical trials in the U.S. and India have been terminated due to low ICU enrollment, these programs provided real-world evidence of Hemopurifier use in critically ill patients. We maintain an open IDE for viral indications, preserving the ability to respond to future outbreaks or emerging pathogens.

In addition to our ongoing clinical trials, we continue to explore potential new applications for the Hemopurifier through internal pre-clinical research. In the quarter ended June, 30 2025 results of our pre-clinical ex-vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were published in the pre-print vehicle bioRxiv. This manuscript has been submitted to a peer-reviewed publication for review. In the study we evaluated the Hemopurifier’s ability to remove disease-relevant extracellular vesicles (EVs), including those derived from platelets, which are implicated in cancer, autoimmune disease, and neurological disorders. The study demonstrated >98% removal of platelet-derived EVs from healthy human plasma in a simulated clinical session. We are also collaborating with academic researchers to investigate EV characteristics in patients with Long COVID. These exploratory programs are intended to inform potential future clinical indications and expand the utility of the Hemopurifier platform.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2025 were $1,792,390 compared to $2,620,858 for the three months ended June 30, 2024. This decrease of $828,468, or 31.6%, in the 2025 period was due to a decrease of $673,802 in payroll and related $138,050 in professional fees and $16,616 in general and administrative expenses.

The $673,802 decrease in payroll and related expenses for the three months ended June 30, 2025, was primarily due to the absence of a $320,604 severance accrual recorded in the prior year related to the separation of an executive. The remaining decrease reflects a $286,311 reduction in compensation costs associated with lower headcount, as well as a $66,886 decline in stock-based compensation related to the same reduction in workforce.

The $138,050 decrease in professional fees for the three months ended June 30, 2025, was primarily driven by a $104,387 reduction in legal fees following the transition to a new legal firm, a $33,720 decline in scientific consulting costs due to the conclusion of a project, a $23,219 decrease in auditor fees, primarily reflecting lower audit-related costs compared to the prior period and an $18,118 reduction in contract labor following the completion of a regulatory project and transition to lower-cost quality management system consultants. These decreases were partially offset by a $41,835 increase in investor relations expenses related to the special meeting of stockholders.

General and administrative expenses decreased by $16,616 for the three months ended June 30, 2025, primarily due to a $30,789 reduction in insurance costs. This decrease was partially offset by a $25,853 increase in clinical trial-related expenses, with the remaining variance attributable to a mix of smaller increases and decreases across multiple categories that netted to an overall decline.

Other (Expense) Income, Net

We recorded other income of $30,532 for the three months ended June 30, 2025 compared to other income of $49,418 for the three months ended June 30, 2024. Other income in both periods was primarily interest income.

Net Loss

As a result of the changes in expenses noted above, our net loss decreased to $1,761,858 in the three months ended June 30, 2025 from $2,571,440 in the three months ended June 30, 2024.

Basic and diluted loss attributable to common stockholders was ($0.85) for the three months ended June 30, 2025, compared to ($2.76) for the three-month period ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had a cash balance of $3,765,154 and working capital of $2,423,421. This compares to a cash balance of $5,501,261 and working capital of $4,050,514 at March 31, 2025.

We do not expect our existing cash as of June 30, 2025, to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

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

Future capital requirements will depend upon many factors, including progress with pre-clinical testing and clinical trials, the number and breadth of our clinical programs, the time and costs associated with intellectual property protection and enforcement, regulatory and compliance obligations, the competitive landscape, and our ability to enter into strategic partnerships or other collaborative arrangements. We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2025	June 30, 2024
Cash (used in) provided by:
Operating activities	$(1,715)	$(1,748)
Investing activities	–	–
Financing activities	(5)	5,379
Effect of exchange rate changes on cash	(15)	(1)
Net decrease in cash and restricted cash	$(1,735)	$(3,630)

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was approximately $1,715,000 for the three months ended June 30, 2025, compared to approximately $1,748,000 for the same period in 2024. The decrease was primarily driven by a lower net loss in the current period. However, this improvement was largely offset by unfavorable changes in working capital, including decreases of approximately $393,000 in amounts due to related parties and $461,268 in accounts payable and other current liabilities. These were partially offset by modest increases in non-cash charges and favorable changes in prepaid expenses and other current assets.

NET CASH USED IN INVESTING ACTIVITIES. We did not use cash for investing activities in the three months ended June 30, 2025 and June 30, 2024.

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities decreased by approximately $5.4 million for the three months ended June 30, 2025. In the current period, financing activity was limited to approximately $5,000 used for tax withholding related to the settlement of restricted stock units. By contrast, in the same period of the prior year, we raised approximately $5,379,000, net of placement agent fees and offering costs, through the sale and issuance of common stock and warrants in a public offering, as well as the exercise of 300,000 Class A warrants and 1,880,000 Class B warrants. This was partially offset by approximately $5,000 used for tax withholding on restricted stock unit settlements, resulting in net cash provided by financing activities of approximately $5,379,000 in the prior year.

Material Cash Requirements

We expect our clinical trial expenses for the planned oncology trial in Australia to increase for the foreseeable future. Those increases in clinical trial expenses include the cost of manufacturing additional Hemopurifiers.

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

There were no accounting estimates in the three-months ended June 30, 2025 with a high degree of uncertainty or amounts that are with a high likelihood to change from period to period that would materially impact the presentation of our financial statements for the three-months ended June 30, 2025.

There have been no changes to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended March 31, 2025.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Quarterly Report under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were not changes in our internal control over financial reporting during the quarter ending June 30, 2025 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on June 26, 2025, or Annual Report, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.

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

We did not issue or sell any unregistered securities during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 13, 2025	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

