Form 10-Q
period 2025-09-30
AETHLON MEDICAL INC
filed 2025-11-12
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had outstanding 761,318 shares of common stock, $0.001 par value.

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

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to our business, business strategy, products and services we may offer in the future, the timing and results of future clinical trials, and capital outlook, successful completion of our clinical trials, our ability to raise additional capital, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, or FDA, approval of our products candidates, our ability to comply with changing government regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in other of our filings with the Securities and Exchange Commission, or the SEC. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, inability to raise capital to fund continuing operations, changes in government regulation, the impact of the government shutdown, and other factors (including the risks contained in Item 1A of our most recent Annual Report on Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,853,493	$5,501,261
Australian Research and Development Tax Incentive receivable	218,314	–
Prepaid expenses and other current assets	182,072	448,539
Total current assets	6,253,879	5,949,800

Property and equipment, net	513,992	676,220
Operating lease right-of-use asset	456,496	601,846
Patents, net	275	550
Restricted cash	98,448	97,813
Deposits	–	33,305
Total assets	$7,323,090	$7,359,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$570,792	$534,524
Due to related parties	248,454	579,565
Operating lease liability, current portion	324,656	313,033
Other current liabilities	261,095	472,164
Total current liabilities	1,404,997	1,899,286

Operating lease liability, less current portion	172,116	336,718
Total liabilities	1,577,113	2,236,004

Stockholders’ Equity
Common stock, par value $0.001 per share; 6,000,000 shares authorized as of September 30, 2025 and March 31, 2025; 761,318 shares issued and outstanding as of September 30, 2025 and 258,531 shares issued and outstanding at March 31, 2025.	761	259
Additional paid-in capital	176,975,368	173,095,221
Accumulated other comprehensive loss	(26,377)	(17,133)
Accumulated deficit	(171,203,775)	(167,954,817)

Total stockholders’ equity	5,745,977	5,123,530

Total liabilities and stockholders’ equity	$7,323,090	$7,359,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
OPERATING EXPENSES

Professional fees	$393,796	$570,845	$869,828	$1,184,927
Payroll and related expenses	594,611	1,372,899	1,175,611	2,627,701
General and administrative	521,423	958,375	1,256,781	1,709,228
Total operating expenses	1,509,830	2,902,119	3,302,220	5,521,856
OPERATING LOSS	(1,509,830)	(2,902,119)	(3,302,220)	(5,521,856)

INTEREST INCOME, NET	22,730	95,146	53,262	143,442

NET LOSS	(1,487,100)	(2,806,973)	(3,248,958)	(5,378,414)

OTHER COMPREHENSIVE (LOSS) INCOME	(4,000)	3,804	(9,244)	2,971

COMPREHENSIVE LOSS	$(1,491,100)	$(2,803,169)	$(3,258,202)	$(5,375,443)

Basic and diluted loss per share attributable to common stockholders	$(3.74)	$(16.11)	$(10.65)	$(40.15)

Weighted average number of common shares outstanding – basic and diluted	397,513	174,220	304,960	133,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2025 and 2024

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
BALANCE – MARCH 31, 2025	258,531	$259	$173,095,221	$(167,954,817)	$(17,133)	$5,123,530
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	1,340	1	(5,358)	–	–	(5,357)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	8	–	–	–	–	–
Net loss	–	–	–	(1,761,858)	–	(1,761,858)
Other comprehensive loss	–	–	–	–	(5,244)	(5,244)
BALANCE – JUNE 30, 2025	259,879	$260	$173,162,305	$(169,716,675)	$(22,377)	$3,423,513
Issuances of common stock for public offering	500,000	500	3,743,966	–	–	3,744,466
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	1,340	1	(3,345)	–	–	(3,344)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	99	–	–	–	–	–
Net loss	–	–	–	(1,487,100)	–	(1,487,100)
Other comprehensive income (loss)	–	–	–	–	(4,000)	(4,000)
BALANCE – SEPTEMBER 30, 2025	761,318	$761	$176,975,368	$(171,203,775)	$(26,377)	$5,745,977

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
BALANCE – MARCH 31, 2024	32,873	$33	$160,339,967	$(154,566,728)	$(6,940)	$5,766,332
Proceeds from Issuances of common stock, net	101,250	101	3,539,806	–	–	3,539,907
Issuances of common stock for Class A and Class B warrant exercises	39,750	40	1,844,360	–	–	1,844,400
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	347	–	(5,078)	–	–	(5,078)
Stock-based compensation expense	–	–	139,328	–	–	139,328
Net loss	–	–	–	(2,571,440)	–	(2,571,440)
Other comprehensive loss	–	–	–	–	(833)	(833)
BALANCE – JUNE 30, 2024	174,220	$174	$165,858,383	$(157,138,168)	$(7,773)	$8,712,616
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	309	–	(3,832)	–	–	(3,832)
Stock-based compensation expense	–	–	113,493	–	–	113,493
Net loss	–	–	–	(2,806,973)	–	(2,806,973)
Other comprehensive income (loss)	–	–	–	–	3,804	3,804
BALANCE – SEPTEMBER 30, 2024	174,529	$174	$165,968,044	$(159,945,141)	$(3,969)	$6,019,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2025 and 2024

(Unaudited)

	Six months Ended September 30, 2025	Six months Ended September 30, 2024

Cash flows used in operating activities:
Net loss	$(3,248,958)	$(5,378,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,503	171,887
Stock based compensation	144,884	252,821
Amortization of right-of-use operating lease asset	145,350	139,060
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	81,457	292,071
Accounts payable and other current liabilities	(327,779)	95,370
Due to related parties	(331,111)	465,110
Net cash used in operating activities	(3,373,654)	(3,962,095)

Cash flows provided by (used in) financing activities:
Proceeds from the issuance of common stock, net	3,744,466	3,539,907
Proceeds from the issuance of common stock upon Class A and Class B warrant exercises	–	1,844,400
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(8,701)	(8,910)
Net cash provided by financing activities	3,735,765	5,375,397

Effect of exchange rate on changes on cash	(9,244)	3,795

Net increase in cash, cash equivalents and restricted cash	352,867	1,417,097

Cash, cash equivalents and restricted cash at beginning of period	5,599,074	5,529,484

Cash, cash equivalents and restricted cash at end of period	$5,951,941	$6,946,581

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units	$2	$1

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$5,853,493	$6,859,075
Restricted cash	98,448	87,506
Cash, cash equivalents and restricted cash	$5,951,941	$6,946,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

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

Three clinical sites in Australia—Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney—are currently open for enrollment in our phase 1 oncology trial. As of November 3, 2025, we have treated three participants in the first of three planned treatment cohorts. The Data Safety Monitoring Board (DSMB), comprising independent medical experts in nephrology and oncology, has reviewed the data from the initial cohort. Each of the three participants received a single 4-hour Hemopurifier treatment. Based on their evaluation, the DSMB found no safety concerns and confirmed that the Hemopurifier continues to demonstrate a favorable safety and tolerability profile. To date, no serious adverse events (SAEs) or Dose-Limiting Toxicities (DLTs) related to the Hemopurifier have been reported.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended September 30, 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

REVERSE STOCK SPLITS

On October 16, 2025, the Company implemented a 1-for-10 reverse stock split of its then outstanding shares of common stock, with trading of the post-split shares beginning October 20, 2025. Accordingly, each 10 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock was 6,000,000 shares following the stock split. The reverse stock split was effected in anticipation of, and to address, a Nasdaq notification regarding noncompliance with the minimum bid price requirement for continued listing. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2024. All shares and per share amounts have been revised accordingly.

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

Basis of Presentation and Use of Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on June 26, 2025. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly our operating results, cash flows, and financial position as of and for the period ended September 30, 2025. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2025 has been derived from the audited consolidated balance sheet at March 31, 2025, contained in the above referenced 10-K. The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain prior year balances within the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the impact of the reverse stock splits.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of September 30, 2025 to not be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Restricted Cash

As of September 30, 2025, we maintained a restricted cash balance of $98,448 in an interest-bearing money market deposit account with JPMorgan Chase, which supports our lease obligations. This balance includes a $5,000 buffer above the required security amount.

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

As of September 30, 2025 and 2024, an aggregate of 737,149 and 169,016 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three- and six-month periods ended September 30, 2025 and 2024, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	September 30,	September 30,
	2025	2024
Three months ended	$294,318	$261,486
Six months ended	818,686	702,115

During the three and six months ended September 30, 2025, we recognized an R&D tax incentive related to our clinical trial activities conducted in Australia. The Australian R&D incentive is a government program that provides refundable tax offsets for eligible research and development expenditures incurred in Australia. The incentive is recorded as a reduction of research and development expense when the related qualifying expenditures are incurred and receipt of the credit is considered probable. We recognized approximately $218,000 related to this incentive during the current quarter, which reduced reported R&D expense for both the three- and six-month periods ended September 30, 2025 (see Note 11).

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public business entities to provide enhanced annual and interim disclosures that disaggregate specified income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. In January 2025 the FASB issued Accounting Standards Update 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify effective dates of in ASU 2024-03. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

5. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2025

October 2025 Reverse Stock Split

On October 16, 2025, the Company implemented a 1-for-10 reverse stock split of its then outstanding shares of common stock, with trading of the post-split shares beginning October 20, 2025 Accordingly, each 10 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock was adjusted accordingly to 6,000,000 shares following the stock split. The reverse stock split was effected in anticipation of, and to address, a Nasdaq notification regarding noncompliance with the minimum bid price requirement for continued listing. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2024. All shares and per share amounts have been revised accordingly.

June 2025 Reverse Stock Split

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

September 2025 Registered Direct Offering

On September 4, 2025, we entered into a Securities Purchase Agreement with certain investors pursuant to which it agreed to sell (i) 4,047,780 shares of common stock, (ii) 952,220 pre-funded warrants, and (iii) 5,000,000 common warrants to purchase up to 5,000,000 shares of common stock at an exercise price of $0.90 per share. The securities were offered as part of a registered public offering on Form S-1 (File No. 333-289745), which was declared effective by the SEC on September 4, 2025. The combined public offering price for each share (or pre-funded warrant in lieu thereof) and accompanying common warrant was $0.90 per unit.

The offering closed on September 5, 2025, and we received gross proceeds of approximately $4.5 million and net proceeds of approximately $3.7 million, after deducting placement agent fees and other offering expenses. Maxim Group LLC acted as the exclusive placement agent and received a cash fee of 6.25% of gross proceeds, reimbursement of $100,000 of expenses, and warrants to purchase up to 200,000 shares of common stock at an exercise price of $0.90 per share.

We intend to use the net proceeds from the offering for working capital and general corporate purposes.

In connection with the offering, the Company and its officers and directors agreed to customary lock-up provisions restricting certain issuances or sales of securities for up to 90 days following the closing.

Restricted Stock Unit Grants

In April 2025, the Compensation Committee of the Board, or Compensation Committee, approved, pursuant to the terms of our Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, the grant of the annual RSUs under the Director Compensation Policy to each of the three non-employee directors of the Company then serving on the Board of Directors of the Company, or Board. The Director Compensation Policy provides for a grant of stock options or $50,000 worth of RSUs at the beginning of each fiscal year for current non-employee directors then serving on the Board, and for a grant of stock options or $75,000 worth of RSUs for a newly elected non-employee director, with each RSU priced at the average for the closing prices for the five days preceding and including the date of grant, or $20.80 per share for the April 2025 RSU grants. As a result, in April 2025 the four eligible directors were each granted an RSU in the amount of 1,786 shares under the 2020 Plan. The RSUs are subject to vesting in four equal installments, with 25% of the restricted stock units vesting on each of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, subject in each case to the director’s Continuous Service (as defined in the 2020 Plan), through such dates. Vesting will terminate upon the director’s termination of Continuous Service prior to any vesting date.

During the three- and six-months ended September 30, 2025, 1,340 and 2,680 shares were issued upon settlement of 1,787 and 3,573 RSUs, respectively.

6. RELATED PARTY TRANSACTIONS

During the three-months ended September 30, 2025, we accrued $68,250 for board fees and paid fees of $68,250 owed to our non-employee directors for services in the current and prior quarter respectively. In the six-months ended September 2025 and September 2024 we accrued $136,500 for board fees and paid out an aggregate $136,500.

The accrued balance for separation expenses at September 30, 2025, relates to agreement with a former executive officer from a prior period; no new separation accruals were recorded during the quarter.

Amounts due to related parties were comprised of the following items:

	September 30, 2025	March 31, 2025
Accrued Board fees	$68,250	$68,250
Accrued vacation to all employees	162,753	165,029
Accrued separation expenses	17,451	346,286
Total due to related parties	$248,454	$579,565

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2025	2025
D&O insurance premium financing	$45,639	$178,206
Accrued professional fees	166,392	247,631
Accrued resale registration	46,327	46,327
Employee related FSA accruals	2,737	–
Total other current liabilities	$261,095	$472,164

8. STOCK COMPENSATION

All of the stock-based compensation expense recorded during the three and six months ended September 30, 2025 and 2024, aggregating $72,442 and $113,493 for the three-month periods and $144,884 and $252,821 for the six-month periods, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during the three and six months ended September 30, 2025 and 2024 represented an impact on basic and diluted loss per common share of $(0.18) and $(0.65) for the three-month periods and $(0.47) and $(1.89) for the six-month periods, respectively.

Stock Option Activity

We did not issue any stock options during the six-months ended September 30, 2025 and 2024.

Stock options outstanding that have vested as of September 30, 2025 and stock options that are expected to vest subsequent to September 30, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	624	$1,314.86	5.57
Expected to vest	35	$1,128.00	6.36
Total	659

A summary of stock option activity during the three months ended September 30, 2025 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of year	659	$1,024.00 – 2,016.00	$1,305
Granted	–	$–	$–
Cancelled/Expired	–	$–	$–
Outstanding September 30, 2025	659	$1,024.00 – 2,016.00	$1,305
Exercisable, September 30, 2025	624	$1,024.00 – 2,016.00	$1,315

There were no stock option grants during the three months ended September 30, 2025 and 2024. There were no RSUs granted during the three months ended September 30, 2025. There were no stock option exercises during the three months ended September 30, 2025 and 2024. On September 30, 2025, our outstanding stock options had no intrinsic value, since the closing share price on that date of $7.49 per share was below the exercise price of our outstanding stock options.

The table below summarizes nonvested stock options as of September 30, 2025 and changes during the six months ended September 30, 2025.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2025	76	$1.37
Vested	(41)	$1.37
Forfeited	–
Nonvested stock options at September 30, 2025	35

The detail of the options outstanding and exercisable as of September 30, 2025 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1,024.00 – 1,128.00	507	5.72 years	$1,091.90	472	$1,089.00
$2,016.00	152	5.26 years	$2,016.00	152	$2,016.00
	659			624

The table below summarizes restricted stock units as of September 30, 2025 and changes during the six months ended September 30, 2025.

Shares
Nonvested RSUs at April 1, 2025	–
Granted	7,144
Vested	(3,572)
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(893)
Nonvested RSUs at September 30, 2025	2,679

Our total stock-based compensation for the six months ended September 30, 2025 and 2024 included the following:

	Six Months Ended
	September 30, 2025	September 30, 2024
Vesting of restricted stock units	$100,000	$118,750
Vesting of stock options	44,884	134,071
Total Stock-Based Compensation	$144,884	$252,821

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended September 30, 2025 was insignificant.

At September 30, 2025, there was approximately $133,363 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.46 years.

9. WARRANTS

We issued 520,000 warrants in the three-months ended September 30, 2025 in connection with our September 5, 2025 offering. We issued 206,550 warrants in connection with the May 17, 2024 public offering during three-months ended June 2024.

A summary of warrant activity during the six months ended September 30, 2025 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2025	235,711	$29.89 – 46.40	$35.54

Granted	520,000	9.00	9.00
Exercised	–	$–	$–
Cancelled/Expired	(22,793)	$46.40	$46.40
Warrants outstanding at September 30, 2025	732,918	$9.00 – 46.40	$16.37
Warrants exercisable at September 30, 2025	732,918	$9.00 – 46.40	$16.37

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,591. The current monthly base rent under the manufacturing component of the lease is $13,195.35. Cash paid in the three months ended September 30, 2025 for amounts included in the measurement of operating lease liabilities in operating cash flows was $82,614.

The office, lab and manufacturing leases are coterminous with a remaining term of 18 months. The weighted average discount rate is 4.25%.

As of our September 30, 2025 balance sheet, we have an operating lease right-of-use asset of $456,496 and operating lease liability of $496,772.

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

Following the transition of our banking relationship to JPMorgan Chase, the L/Cs were replaced with an interest-bearing money market deposit account. As of September 30, 2025, we maintained a restricted cash balance of $98,448 in this account, which includes a $5,000 buffer above the required security amount. This balance continues to support our lease obligations and is classified as restricted cash on our balance sheet.

Overall, our rent expense, which is included in general and administrative expenses, approximated $140,229 for the three months ended September 30, 2025. This amount includes a nonrecurring charge of $33,305 related to a forfeiture of a deposit of a previously rented mobile clean room. Excluding this one-time item, recurring rent expense was approximately $107,000. Rent expense for the three-month period ending September 30, 2024 was approximately $108,000.

For the six months ended September 30, 2025, rent expense totaled approximately $249,418, which includes the same $33,305 nonrecurring charge. Excluding this item, recurring rent expense for the six-month period was approximately $216,113, compared to approximately $210,000 for the six months ended September 30, 2024.

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

11. RECEIVABLE FROM AUSTRALIAN RESEARCH AND DEVELOPMENT TAX INCENTIVE (R&DTI)

During the three months ended September 30, 2025, we submitted a tax return to the Australian tax authorities covering our research and development operations in Australia related to our clinical trial in that country under their R&DTI. In October 2025, we received a payment under the R&DTI of Australian $330,179, which was the equivalent to US $218,314. We present all research and development amounts within general and administrative expenses; therefore, the US $218,314 was recorded as a receivable on our September 30, 2025 balance sheet and as a reduction to general and administrative expenses (see Note 3).

12. SEGMENT REPORTING

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

In accordance with ASU 2023-07, which the Company adopted for the fiscal year ended March 31, 2025. The following table summarizes key financial information reviewed by the CODM to evaluate operating performance and cash utilization. All amounts presented exclude the Australian R&D tax incentive credit of approximately $218,000.

Category	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development¹	$512,000	$262,000	$1,036,000	$702,000
General and administrative²	$739,000	$958,000	$1,475,000	$1,709,000
Cash used in operating activities³	$1,657,000	$2,214,000	$3,372,000	$3,962,000

Amounts in this table are rounded to the nearest thousand.

¹	Research and development expenses primarily include costs related to laboratory operations, clinical trial execution, investigational device testing, design iterations, and personnel expenses associated with research activities. These costs are recorded within payroll, professional fees, and general and administrative (“G&A”) expense on the face of the statements of operations, as the Company does not maintain a separate R&D line item.

²	General and administrative expenses encompass overhead, administrative costs associated with clinical trial operations, and certain manufacturing-related costs. R&D costs are included within these categories for financial reporting purposes and are not separately reclassified.

³	Cash used in operating activities is the key internal performance metric tracked by the CODM to evaluate development progress, cash needs, and investment strategy in the absence of commercial revenue.

The Company does not allocate assets to operating segments, nor does the CODM evaluate performance using a segment profit or loss measure. There were no changes in the internal reports provided to or reviewed by the CODM during the periods presented.

Entity-Wide Information

•	The Company did not recognize revenue during the six months ended September 30, 2025.

•	All long-lived assets are located in the United States.

•	A significant portion of clinical trial activity is conducted through the Company’s wholly owned subsidiary in Australia.

13. SUBSEQUENT EVENTS

On October 16, 2025, the Company implemented a 1-for-10 reverse stock split of its then outstanding shares of common stock, with trading of the post-split shares beginning October 20, 2025. Under the reverse stock split, every 10 shares of common stock held by stockholders were combined into one share, and any fractional shares were rounded up to the next whole share. Following the split, the Company’s authorized common stock was adjusted accordingly to 6,000,000 shares. The reverse stock split was effected proactively in anticipation of, and to address, Nasdaq’s minimum bid price requirement for continued listing. The accompanying unaudited condensed consolidated financial statements and notes have been retroactively revised to reflect the reverse stock split as if it had occurred on April 1, 2024, with all shares and per-share amounts revised accordingly.

On October 16, 2025, the Company received a notice from Nasdaq stating that its common stock had been below $1.00 per share for 30 consecutive business days, resulting in noncompliance with the minimum bid price requirement under Listing Rule 5550(a)(2) and pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. On October 31, 2025, the Company regained compliance with the minimum bid price requirement, and as such on November 5, 2025, Nasdaq notified the Company that the matter is now closed. The Company remains in compliance with all other Nasdaq continued listing requirements.

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

Three clinical sites in Australia—Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney—are currently open for enrollment in our phase 1 oncology trial. As of November 3, 2025, we have treated three participants in the first of three planned treatment cohorts. The Data Safety Monitoring Board (DSMB), comprising independent medical experts in nephrology and oncology, has reviewed the data from the initial cohort. Each of the three participants received a single 4-hour Hemopurifier treatment. Based on their evaluation, the DSMB found no safety concerns and confirmed that the Hemopurifier continues to demonstrate a favorable safety and tolerability profile. To date, no serious adverse events (SAEs) or Dose-Limiting Toxicities (DLTs) related to the Hemopurifier have been reported.

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

The Company previously received formal approval from India’s Central Drugs Standard Control Organization (CDSCO) to initiate an oncology clinical trial at Medanta Medicity Hospital. Following subsequent discussions with the Company’s India-based contract research organization (CRO), it was determined that first patient treatment would likely not occur until early 2026. In light of this extended timeline and after evaluating the associated costs and strategic priorities, the Company elected not to proceed with the India study. This decision enables the Company to focus its resources on advancing its ongoing clinical trial in Australia, which remains more closely aligned with its objective of generating timely clinical data to support a potential Premarket Approval (PMA) trial.

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

In addition to our ongoing clinical trials, we continue to explore potential new applications for the Hemopurifier through internal pre-clinical research. In the quarter ended June 30, 2025 results of our pre-clinical ex-vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were published in the pre-print vehicle bioRxiv. In the study we evaluated the Hemopurifier’s ability to remove disease-relevant extracellular vesicles (EVs), including those derived from platelets, which are implicated in cancer, autoimmune disease, and neurological disorders. The study demonstrated >98% removal of platelet-derived EVs from healthy human plasma in a simulated clinical session.

In August 2025, we presented a poster at the Keystone Symposium on Long COVID and Other Post-Acute Infection Syndromes in Santa Fe, New Mexico. In collaboration with investigators at the University of California, San Francisco Medical Center Long COVID Clinic, we analyzed samples from participants with Long COVID and from recovered individuals as controls. Data presented at the symposium showed that both large and small EVs from Long COVID participants bound to the GNA lectin and to the Hemopurifier’s lectin affinity resin, supporting the potential utility of the device in this patient population. The full poster presentation is available on our website.

These exploratory programs, together with our academic collaborations, are intended to inform potential future clinical indications and expand the utility of the Hemopurifier platform.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2025 were approximately $1,510,000 compared to $2,902,000 for the three months ended September 30, 2024. This decrease of $1,392,000, or 48%, in the 2025 period was due to a decrease of approximately $778,000 in payroll and related, $437,000 in general and administrative expenses and $177,000 in professional fees.

Payroll and related expenses decreased by approximately $778,000, largely due to the absence of severance charges of about $507,000 recorded in the prior year related to an executive separation and a reduction in force. The remainder of the decrease reflected approximately $230,000 of lower compensation costs associated with reduced headcount and bonus accruals, as well as a $41,000 decline in stock-based compensation.

The decrease in General and Administrative expenses of approximately $437,000 for the three months ended September 30, 2025, was primarily driven by fluctuations across several categories. Supplies decreased by approximately $68,000, reflecting prior-year raw material purchases with no comparable purchases in the current period. Clinical trial expenses decreased by approximately $97,000 compared to the prior year period, primarily reflecting the recognition of a $218,000 R&D tax incentive for Australian R&D related to the trial, the timing of trial-related activities, which were higher in the prior period due to the initiation of new study sites and related startup costs and the closure of the India COVID 19 trial. Insurance expense decreased by approximately $35,000, primarily due to lower medical insurance costs associated with reduced headcount. Utilities and business-related taxes decreased by approximately $10,000 and $9,000, respectively, mainly due to timing and usage patterns. Additional variances of approximately $6,614 in computer software and $23,000 across various other categories contributed to the overall change. These variances largely reflect timing differences and routine operational adjustments during the period.

The approximate $177,000 decrease in professional fees for the three months ended September 30, 2025, was primarily driven by a $265,000 reduction in investor relations expenses, reflecting the prior year engagement of an investor relations firm and our annual meeting, with no comparable activities in the current period and an approximate $12,000 decrease in contract labor. This decrease was partially offset by approximately $79,000 in legal fees related to additional patent filings and maintenance and $20,000 in tax, audit, and financial services.

Other Income, Net

We recorded other income of $22,730 for the three months ended September 30, 2025 compared to other income of $95,146 for the three months ended September 30, 2024. Other income in both periods was primarily interest income.

Net Loss

As a result of the changes in expenses noted above, our net loss decreased to $1,487,100 in the three months ended September 30, 2025 from $2,806,973 in the three months ended September 30, 2024.

Basic and diluted loss attributable to common stockholders was ($3.74) for the three months ended September 30, 2025, compared to ($16.11) for the three-month period ended September 30, 2024.

SIX MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2024

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2025 were approximately $3,302,000, compared to approximately $5,522,000 for the six months ended September 30, 2025. This decrease of approximately $2,220,000, or 40%, in the 2025 period was due to decreases in payroll and related expenses of approximately $1,452,000, general and administrative expenses of $453,000 and professional fees of $315,000.

The $1,452,000 decrease in payroll and related expenses was primarily due to an $826,000 charge in the prior period related to severance agreements and workforce reductions, a $516,000 decrease from lower headcount and related compensation, and a $108,000 reduction in stock-based compensation associated with the reduced headcount.

General and administrative expenses decreased approximately $453,000 for the six months ended September 30, 2025, primarily due to the recognition of a $218,000 R&D tax incentive for Australian R&D related to the trial, lower insurance costs of $66,000 from reduced headcount, and a $71,000 decrease in supplies. Additional decreases of $14,000 in utilities, $8,000 in business-related taxes, $13,000 in computer software, and $28,000 across various other categories contributed to the overall change. These decreases were partially offset by an approximate $33,000 rent charge for a lost deposit.

Professional fees decreased approximately $315,000, primarily due to lower investor relations of approximately $222,000, reduced general and SEC legal fees of approximately $119,000, and a combined $72,000 decrease in scientific consulting, contract labor, and audit and accounting services, partially offset by $94,000 in patent legal fees related to new filings, maintenance, and associated costs.

Net Loss

As a result of the changes in expenses noted above, our comprehensive loss decreased from $5,375,443 in the six months ended September 30, 2024, to $3,258,202 in the six months ended September 30, 2025.

Basic and diluted loss attributable to common stockholders was ($10.65) for the six months ended September 30, 2025, compared to ($40.15) for the six-month period ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had a cash balance of $5,853,493 and working capital of $4,848,883. This compares to a cash balance of $5,501,261 and working capital of $4,050,514 at March 31, 2025.

We do not expect our existing cash as of September 30, 2025, to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the six months ended
	September 30, 2025	September 30, 2024
Cash (used in) provided by:
Operating activities	$(3,374)	$(3,962)
Financing activities	3,736	5,375
Effect of exchange rate changes on cash	(9)	4
Net increase in cash and restricted cash	$353	$1,417

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was approximately $3,374,000 for the six months ended September 30, 2025, compared to approximately $3,962,000 for the same period in 2024. The decrease was primarily driven by a lower net loss in the current period. However, this improvement was largely offset by changes in working capital, including decreases of approximately $796,000 in amounts due to related parties, $420,000 in accounts payable and other current liabilities, and $211,000 in prepaid expenses and other current assets, as well as $111,000 of lower non-cash charges compared with the prior year, for a total offset of approximately $1,538,000.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities decreased by approximately $1,640,000 for the six months ended September 30, 2025. During the current period, we raised $3,744,000, net of placement agent fees and offering costs, partially offset by approximately $9,000 used for tax withholding on restricted stock unit settlements. In comparison, for the six months ended September 30, 2024, we raised approximately $5,384,000, net of placement agent fees and offering costs, from the sale and issuance of common stock and warrants in connection with a public offering, as well as the exercise of 3,750 Class A warrants and 36,000 Class B warrants. This amount was partially offset by approximately $9,000 for tax withholding on restricted stock unit settlements, resulting in net cash provided by financing activities of approximately $5,375,000.

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

We believe that the estimates and assumptions most critical to the portrayal of our financial condition and results of operations—because they involve the most difficult, subjective, or complex judgments—form the basis of our most critical accounting policies. These critical estimates relate to long-lived assets, stock-based compensation, the valuation allowance for deferred tax assets, contingencies, and clinical trial accruals.

There have been no changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

Based on such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2025 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Other than disclosed herein, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Inadequate funding for the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Federal agencies in the United States are currently operating under a government shutdown that began on October 1, 2025, following the expiration of the most recent continuing resolution. Without appropriation of additional funding to federal agencies, our business operations related to our clinical development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated as a result In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, the continued shutdown, staff reductions or otherwise, at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as the continued government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (USPTO), on which our operations rely. For example, the U.S. government has shut down as of October 1, 2025 and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling or staffing changes, it could significantly impact the ability of the FDA and USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the continued government shutdown could impact our ability to access the public markets and obtain additional capital in the future in order to properly capitalize and continue our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended.	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company.	8-K	001-37487	3.1	September 12, 2019

3.3	Certificate of Change pursuant to NRS 78.209	8-K	001-37487	3.1	October 16, 2025

4.1	Form of Common Stock Certificate.	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock.	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant.	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant.	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024.	8-K	001-37487	4.3	May 17, 2024

4.8	Form of Common Warrant to Purchase Common Stock issued on September 4, 2025	8-K	001-37487	4.1	September 9, 2025

4.9	Form of Pre-Funded Warrant issued on September 4, 2025	8-K	001-37487	4.2	September 9, 2025

4.10	Placement Agent Warrant issued September 4, 2025	8-K	001-37487	4.3	September 9, 2025

4.11	Form of Warrant Agency Agreement with Computershare	S-1/A	333-289745	4.13	August 29, 2025

10.1	Securities Purchase Agreement issued September 4, 2025	8-K	001-37487	10.1	September 9, 2025

10.2	Placement Agency Agreement dated September 4, 2025	8-K	001-37487	10.2	September 9, 2025

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 12, 2025	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

