Form 10-Q
period 2025-12-31
AETHLON MEDICAL INC
filed 2026-02-12
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 11, 2026, the registrant had outstanding 1,315,110 shares of common stock, $0.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,956,397	$5,501,261
Prepaid expenses and other current assets	185,122	448,539
Total current assets	7,141,519	5,949,800

Property and equipment, net	434,179	676,220
Operating lease right-of-use asset, net	382,583	601,846
Patents, net	138	550
Restricted cash	98,709	97,813
Deposits	–	33,305
Total assets	$8,057,128	$7,359,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$469,452	$534,524
Due to related parties	237,846	579,565
Operating lease liability, current portion	330,628	313,033
Other current liabilities	219,211	472,164
Total current liabilities	1,257,137	1,899,286

Operating lease liability, less current portion	86,894	336,718
Total liabilities	1,344,031	2,236,004

Stockholders’ Equity
Common stock, par value $0.001 per share; 6,000,000 shares authorized as of December 31, 2025 and March 31, 2025; 973,213 shares issued and outstanding as of December 31, 2025 and 258,531 shares issued and 201,074 outstanding at March 31, 2025.	973	259
Additional paid-in capital	179,963,981	173,095,221
Accumulated other comprehensive loss	(29,837)	(17,133)
Accumulated deficit	(173,222,020)	(167,954,817)

Total stockholders’ equity	6,713,097	5,123,530

Total liabilities and stockholders’ equity	$8,057,128	$7,359,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended December 31, 2025 and 2024

(Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
OPERATING EXPENSES

Professional fees	$333,042	$377,877	$1,202,870	$1,563,995
Payroll and related expenses	987,424	620,487	2,163,036	3,248,187
General and administrative	741,650	816,383	1,998,429	2,525,220
Total operating expenses	2,062,116	1,814,747	5,364,335	7,337,402
OPERATING LOSS	(2,062,116)	(1,814,747)	(5,364,335)	(7,337,402)

INTEREST INCOME, NET	43,871	59,964	97,132	204,206

NET LOSS	(2,018,245)	(1,754,783)	(5,267,203)	(7,133,196)

OTHER COMPREHENSIVE (LOSS)	(3,460)	(13,057)	(12,704)	(10,085)

COMPREHENSIVE LOSS	$(2,021,705)	$(1,767,840)	$(5,279,907)	$(7,143,281)

Basic and diluted loss per share attributable to common stockholders	$(2.45)	$(10.05)	$(11.01)	$(48.35)

Weighted average number of common shares outstanding – basic and diluted	823,126	174,529	478,310	147,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended December 31, 2025 and 2024

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
BALANCE – MARCH 31, 2025	258,531	$259	$173,095,221	$(167,954,817)	$(17,133)	$5,123,530
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	1,340	1	(5,358)	–	–	(5,357)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	8	–	–	–	–	–
Net loss	–	–	–	(1,761,858)	–	(1,761,858)
Other comprehensive loss	–	–	–	–	(5,244)	(5,244)
BALANCE – JUNE 30, 2025	259,879	$260	$173,162,305	$(169,716,675)	$(22,377)	$3,423,513
Issuances of common stock for public offering	500,000	500	3,743,966	–	–	3,744,466
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	1,340	1	(3,345)	–	–	(3,344)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	99	–	–	–	–	–
Net loss	–	–	–	(1,487,100)	–	(1,487,100)
Other comprehensive loss	–	–	–	–	(4,000)	(4,000)
BALANCE – SEPTEMBER 30, 2025	761,318	$761	$176,975,368	$(171,203,775)	$(26,377)	$5,745,977
Issuances of pre-funded warrants and warrants to institutional investor (including exercise of existing warrants), net of offering costs	210,555	210	2,917,412	–	–	2,917,622
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	1,340	2	(1,241)	–	–	(1,239)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Net loss	–	–	–	(2,018,245)	–	(2,018,245)
Other comprehensive loss	–	–	–	–	(3,460)	(3,460)
BALANCE DECEMBER 31, 2025	973,213	$973	$179,963,981	$(173,222,020)	$(29,837)	$6,713,097

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED COMPREHENSIVE	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
BALANCE – MARCH 31, 2024	32,873	$33	$160,339,967	$(154,566,728)	$(6,940)	$5,766,332
Proceeds from Issuances of common stock, net	101,250	101	3,539,806	–	–	3,539,907
Issuances of common stock for Class A and Class B warrant exercises	39,750	40	1,844,360	–	–	1,844,400
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	347	–	(5,078)	–	–	(5,078)
Stock-based compensation expense	–	–	139,328	–	–	139,328
Net loss	–	–	–	(2,571,440)	–	(2,571,440)
Other comprehensive loss	–	–	–	–	(833)	(833)
BALANCE – JUNE 30, 2024	174,220	$174	$165,858,383	$(157,138,168)	$(7,773)	$8,712,616
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	309	–	(3,832)	–	–	(3,832)
Stock-based compensation expense	–	–	113,493	–	–	113,493
Net loss	–	–	–	(2,806,973)	–	(2,806,973)
Other comprehensive income	–	–	–	–	3,804	3,804
BALANCE – SEPTEMBER 30, 2024	174,529	$174	$165,968,044	$(159,945,141)	$(3,969)	$6,019,108
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	309	–	(7,072)	–	–	(7,072)
Stock-based compensation expense	–	–	89,970	–	–	89,970
Net loss	–	–	–	(1,754,783)	–	(1,754,783)
Other comprehensive loss	–	–	–	–	(13,057)	(13,057)
BALANCE – DECEMBER 31, 2024	174,838	$174	$166,050,942	$(161,699,924))	$(17,026)	$4,334,166

Note: Due to presentation, the sum of the quarterly components may not exactly equal the year-to-date total.

Ending balances tie to the balance sheet; no impact to net income, total equity, or cash flows.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2025 and 2024

(Unaudited)

	Nine months Ended December 31, 2025	Nine months Ended December 31, 2024

Cash flows used in operating activities:
Net loss	$(5,267,203)	$(7,133,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,106	255,695
Stock based compensation	217,326	342,791
Amortization of right-of-use operating lease asset	219,263	209,740
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	426,050	418,718
Accounts payable and other current liabilities	(745,834)	(302,096)
Due to related parties	(341,719)	235,465
Net cash used in operating activities	(5,248,011)	(5,972,883)

Cash used in investing activities
Purchases of property and equipment	(1,653)	(2,192)
Net cash used investing activities	(1,653)	(2,192)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock, pre-funded warrants and warrant exercises	7,749,942	5,384,307
Payments for deferred offering costs related to equity issuances	(1,021,602)	–
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units	(9,940)	(15,983)
Net cash provided by financing activities	6,718,400	5,368,324

Effect of exchange rate on changes on cash	(12,704)	(9,840)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,456,032	(616,591)

Cash, cash equivalents and restricted cash at beginning of period	5,599,074	5,529,484

Cash, cash equivalents and restricted cash at end of period	$7,055,106	$4,912,893

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units	$4	$–
Warrant modification costs	$135,676	$–
Deferred offering costs not yet paid	$124,507	$34

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$6,956,397	$4,825,387
Restricted cash	98,709	87,506
Cash, cash equivalents and restricted cash	$7,055,106	$4,912,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2025

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION ORGANIZATION

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing the Hemopurifier® (HP), a clinical-stage immunotherapeutic device intended for applications in cancer, life-threatening viral infections, and organ transplantation and other areas of significant unmet needs. In human studies (168 sessions with 42 patients), the Hemopurifier was used safely and demonstrated the potential to remove enveloped viruses. In pre-clinical studies, the Hemopurifier has exhibited the capacity to remove harmful extracellular vesicles (EVs) and enveloped viruses from biological fluids, utilizing its proprietary lectin-based mechanism. These extracellular vesicles have been implicated in disease processes such as immune suppression and metastasis in cancer as well as in the progression of severe life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

Three clinical sites in Australia—Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney—are currently open for enrollment in our safety, feasibility and dose-finding oncology trial in patients with solid tumors not responding to treatment including either Keytruda® or Opdivo®. This trial aims to enroll 9-18 patients.

In 2025, we completed the first of three planned cohorts, comprising three participants. Each of the three participants received a single 4-hour Hemopurifier treatment. The Data Safety Monitoring Board (DSMB), comprising independent medical experts in nephrology and oncology, reviewed the data from the initial cohort. Based on their evaluation, the DSMB found no safety concerns and confirmed that the Hemopurifier continues to demonstrate a favorable safety and tolerability profile. To date, no serious adverse events (SAEs) or Dose-Limiting Toxicities (DLTs) related to the Hemopurifier have been reported.

Following the DSMB review of the first cohort and their recommendation to proceed onto the second cohort, we began enrollment in the second Cohort 2. In this phase, participants receive two Hemopurifier treatments over a one-week period at the study's three active clinical sites in Australia. To date, we have treated two participants in Cohort 2 and are continuing to recruit additional participants

The Company previously planned a similar clinical trial in India and received formal approval from the Indian regulatory agency, the Central Drugs Standard Control Organization (CDSCO), to conduct this trial in India on July 7, 2025. After reviewing extended timelines for site activation and trial execution, we made the decision to cancel the Indian trial to conserve resources and to concentrate efforts on the Australian oncology trial.

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

In addition to our ongoing clinical trials, we continue to explore potential new applications for the Hemopurifier through internal pre-clinical research and academic collaborations. During the first fiscal quarter of 2026, results of our pre-clinical ex-vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were made publicly available as a pre-print on bioRxiv. This study evaluated the ability of the Hemopurifier’s to bind and remove disease-relevant extracellular vesicles (EVs), including those derived from platelets, which are implicated in cancer, autoimmune disease, and neurological disorders. The study demonstrated >98% removal of platelet-derived EVs from healthy human plasma in a simulated clinical session.

In November 2025 we also made publicly available a separate pre-clinical preprint entitled “Increased mannosylation of extracellular vesicles in Long COVID plasma provides a potential therapeutic target for Galanthus nivalis agglutinin (GNA) affinity resin,” which describes exploratory ex vivo laboratory research conducted in collaboration with the University of California, San Francisco Long COVID Clinic examining EV characteristics in plasma samples from individuals with Long COVID. The findings described in these preprints have not been peer reviewed and are based on laboratory analysis rather than clinical studies.

These activities are intended to inform potential future research directions and evaluate the broader applicability of the Hemopurifier platform and may not be indicative of clinical outcomes.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended December 31, 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

REVERSE STOCK SPLITS

On October 16, 2025, the Company implemented a 1-for-10 reverse stock split of its then outstanding shares of common stock, with trading of the post-split shares beginning October 20, 2025. Accordingly, each 10 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock was 6,000,000 shares following the stock split. The reverse stock split was implemented in response to the Company’s receipt of a Nasdaq notification regarding noncompliance with the minimum bid price requirement for continued listing. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2024. All shares and per share amounts have been revised accordingly.

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

Basis of Presentation and Use of Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on June 26, 2025. The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly our operating results, cash flows, and financial position as of and for the period ended December 31, 2025. Estimates were made relating to useful lives of fixed assets, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The accompanying condensed consolidated balance sheet at March 31, 2025 has been derived from the audited consolidated balance sheet at March 31, 2025, contained in the above referenced 10-K. The results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

LIQUIDITY AND GOING CONCERN

Management expects existing cash as of December 31, 2025 not to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Restricted Cash

As of December 31, 2025, we maintained a restricted cash balance of $98,709 in an interest-bearing money market deposit account with JPMorgan Chase, which supports our lease obligations. This balance includes a $5,000 buffer above the required security amount.

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

As of December 31, 2025 and 2024, potential common shares totaling 2,555,830 and 168,240, respectively, representing outstanding stock options, warrants (including prefunded warrants), and restricted stock units were excluded from diluted EPS as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred. We incurred research and development expenses during the three- and nine-month periods ended December 31, 2025 and 2024, which are included in various operating expense line items in the accompanying condensed consolidated statements of operations. Our research and development expenses in those periods were as follows:

	December 31,	December 31,
	2025	2024
Three months ended	$532,782	$240,199
Nine months ended	1,322,016	883,616

During the nine months ended December 31, 2025, we recognized an R&D tax incentive related to our clinical trial activities conducted in Australia. The Australian R&D incentive is a government program that provides refundable tax offsets for eligible research and development expenditures incurred in Australia. The incentive was recorded as a reduction of research and development expense when the related qualifying expenditures were incurred and receipt of the credit was considered probable. We recognized approximately $218,000 related to this incentive, which reduced reported R&D expense for nine-month period ended December 31, 2025 (see Note 11).

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

In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832), which provides guidance on the recognition, measurement, presentation, and disclosure of government grants. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim periods within fiscal years beginning after December 15, 2029, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270), which clarifies and organizes disclosure requirements for interim financial statements and requires disclosure of material events occurring since the end of the most recent annual period. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, and annual periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements, which includes technical corrections and clarifications across various topics in the FASB Accounting Standards Codification. ASU 2025-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2026, and early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

5. EQUITY TRANSACTIONS IN THE NINE MONTHS ENDED DECEMBER 31, 2025

December 2025 Private Placement and Warrant Inducement Agreement

On December 5, 2025, the Company and an institutional investor (the “Purchaser”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to issue to the Purchaser, in a private placement (the “PIPE Offering”), (i) 595,897 pre-funded warrants to purchase Common Stock (“Pre-Funded Warrants”) and (ii) 1,042,820 warrants to purchase shares of Common Stock at an exercise price of $4.03 per share (the “Common Warrants”). The PIPE Offering closed on December 8, 2025 subject to customary conditions to closing. The Common Warrants are exercisable upon stockholder approval and expire five and one-half years following the stockholder approval date. As a result of an amendment to the Pre-Funded Warrants and Securities Purchase Agreement on January 22, 2026, the Pre-Funded Warrants are exercisable immediately at an exercise price of $0.0001 per share. The Company also issued warrants to purchase 23,836 shares of common stock (the “Placement Agent Shares”) to the placement agent (the “Placement Agent Warrants”), pursuant to the Placement Agent Agreement dated December 5, 2025. The Placement Agent Warrants have an exercise price of $5.04 per share, and expire five and one half years from approval by the Company’s stockholders.

At the same time and as part of the PIPE Offering, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with the same Purchaser of certain outstanding common stock purchase warrants. Under this agreement, the Purchaser’s existing warrants were modified, including exercise at a reduced price of $4.03 per share for 210,555 shares, and the Purchaser received 368,471 new warrants (the “Inducement Warrants”) to encourage participation in the PIPE Both the modification and the new inducement Warrants were made solely in connection with the PIPE Offering and are considered costs of obtaining financing. The new warrants are exercisable upon stockholder approval, have an exercise price of $4.03 per share, and expire five and one-half years following the stockholder approval date.

The Company also issued warrants to buy 23,836 shares of common stock to placement agent (the “Placement Agent Warrants”) under the Placement Agent Agreement dated December 5, 2025. The Placement Agent Warrants have an exercise price of $5.04 per share and expire five and one-half years after shareholder approval.

The securities issued in the PIPE Offering and Inducement Agreement were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The Company filed a Registration Statement on Form S-1 (File No. 333-292598) covering the resale of shares underlying the warrants issued in the PIPE Offering and Inducement Agreement which was declared effective on January 16, 2026. The Company is required to maintain the effectiveness of the registration statement as required under the Registration Rights Agreement and Inducement Agreement The agreements include customary provisions for liquidated damages if the registration statements are not maintained on time.

Gross proceeds from the PIPE Offering was approximately $3.3 million before placement agent fees and offering costs. The Company intends to use the net proceeds for working capital and general corporate purposes.

Warrant Exercises

As described above, in connection with the Inducement Agreement, the holder of common stock purchase warrants exercised 210,555 shares of common stock for additional proceeds to the company of $848,537.

October 2025 Reverse Stock Split

On October 16, 2025, the Company implemented a 1-for-10 reverse stock split of its then outstanding shares of common stock, with trading of the post-split shares beginning October 20, 2025. Accordingly, each 10 shares of outstanding common stock then held by our stockholders were combined into one share of common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share. Authorized common stock was 6,000,000 shares following the stock split. The reverse stock split was implemented in response to the Company’s receipt of a Nasdaq notification regarding noncompliance with the minimum bid price requirement for continued listing. The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on April 1, 2024. All shares and per share amounts have been revised accordingly.

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

During the three- and nine-months ended December 31, 2025, 1,340 and 4,020 shares were issued upon settlement of 1,787 and 5,360 RSUs, respectively.

6. RELATED PARTY TRANSACTIONS

The following table summarizes accrued amounts owed to related parties as of December 31, 2025 and March 31, 2025:

Related Party	Relationship	December 31, 2025 Accrued	March 31, 2025 Accrued
Non-employee directors	Board Fees	$68,250	$68,250
Former executive officers	Separation expenses	–	346,286
Current employees	Vacation balances	169,596	165,029
Total		$237,846	$579,565

During the three-months ended December 31, 2025, we paid $68,250 in board fees to non-employee directors for services rendered in the current and prior quarters. In the nine-months ended December 31, 2025, we paid an aggregate of $204,750 in board fees.

During the three- and nine-months ended December 31, 2025, we paid $17,451 and $346,286 in separation expenses to former executive officer. As of December 31, 2025, there were no accrued separation expenses.

As of December 31, 2025, accrued vacation balances owed to current employees totaled $169,596. Compared to March 31, 2025, accrued vacation balances increased by $4,567.

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	March 31,
	2025	2025
D&O insurance premium financing	$–	$178,206
Accrued professional fees	171,098	247,631
Accrued resale registration	46,327	46,327
Employee related FSA accruals	1,786	–
Total other current liabilities	$219,211	$472,164

8. STOCK COMPENSATION

All of the stock-based compensation expense recorded during the three and nine months ended December 31, 2025 and 2024, aggregating $72,442 and $89,970 for the three-month periods and $217,326 and $342,791 for the nine-month periods, respectively, is included in payroll and related expense in the accompanying condensed consolidated statements of operations. Stock-based compensation expense recorded during the three and nine months ended December 31, 2025 and 2024 represented an impact on basic and diluted loss per common share of $(0.09) and $(0.52) for the three-month periods and $(0.45) and $(2.32) for the nine-month periods, respectively.

Stock Option Activity

We did not issue any stock options during the nine-months ended December 31, 2025 and 2024.

Stock options outstanding that have vested as of December 31, 2025 and stock options that are expected to vest subsequent to December 31, 2025 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	645	$1,308.87	5.35
Expected to vest	14	$1,128.00	6.11
Total	659

A summary of stock option activity during the three months ended December 31, 2025 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of year	659	$1,024.00 – 2,016.00	$1,305
Granted	–	$–	$–
Cancelled/Expired	–	$–	$–
Outstanding December 31, 2025	659	$1,024.00 – 2,016.00	$1,305
Exercisable, December 31, 2025	645	$1,024.00 – 2,016.00	$1,309

There were no stock option grants during the three months ended December 31, 2025 and 2024. There were no RSUs granted during the three months ended December 31, 2025. There were no stock option exercises during the three months ended December 31, 2025 and 2024. On December 31, 2025, our outstanding stock options had no intrinsic value, since the closing share price on that date of $2.77 per share was below the exercise price of our outstanding stock options.

The table below summarizes nonvested stock options as of December 31, 2025 and changes during the nine months ended December 31, 2025.

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at April 1, 2025	76	$1.37
Vested	(62)	$1.37
Forfeited	–
Nonvested stock options at December 31, 2025	14

The detail of the options outstanding and exercisable as of December 31, 2025 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1,024.00 – 1,128.00	507	5.46 years	$1,091.90	493	$1,090.88
$2,016.00	152	5.01 years	$2,016.00	152	$2,016.00
	659			645

The table below summarizes restricted stock units as of December 31, 2025 and changes during the nine months ended December 31, 2025.

Shares
Nonvested RSUs at April 1, 2025	–
Granted	7,144
Vested	(5,360)
Nonvested RSUs at December 31, 2025	1,784

Our total stock-based compensation for the nine months ended December 31, 2025 and 2024 included the following:

	Nine Months Ended
	December 31, 2025	December 31, 2024
Vesting of restricted stock units	$150,000	$168,750
Vesting of stock options	67,326	174,071
Total Stock-Based Compensation	$217,326	$342,791

We review share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The cumulative effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the three months ended December 31, 2025 was insignificant.

At December 31, 2025, there was approximately $61,221 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 0.21 years.

9. WARRANTS

During the three months ended December 31, 2025, we recorded 595,897 pre-funded warrants, which are exercisable upon shareholder approval and 1,411,291 standard warrants and 23,836 placement agent warrants, which are contingently issuable upon shareholder approval, in connection with our December 5, 2025 PIPE offering and Warrant Inducement Agreement. No warrants were issued during the three months ended December 31, 2024.

For the nine months ended December 31, 2025, we granted a total of 520,000 standard warrants, in addition to the pre-funded and contingently issuable warrants recorded during the three months ended December 31, 2025. In comparison, during the nine months ended December 31, 2024, we recorded 16,524,000 warrants in connection with the May 17, 2024 public offering.

A summary of warrant activity during the nine months ended December 31, 2025 is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2025	235,711	$29.89 – 46.40		$35.54

Granted – represents warrants issued during the period	520,000	$9.00		$9.00
Prefunded	595,897	$.0001	$	N/A
Exercised	(210,555)	$4.03		$4.03
Cancelled/Expired	(22,793)	$46.40		$46.40
Warrants outstanding at December 31, 2025 (excluding contingently issuable warrants)	1,118,260	$4.03 – 46.40		$6.48
Warrants subject to shareholder approval at December 31, 2025	1,435,127	$4.03 – 5.04		$4.05
Warrants exercisable at December 31, 2025	522,363	$9.00 – 46.40		$13.15

In connection with the Company’s PIPE Offering, the Company issued Common Warrants, Pre-Funded Warrants, Placement Agent Warrants and Inducement Warrants to purchase an aggregate 1,435,127 shares of common stock. The issuance and exercisability of these warrants are subject to stockholder approval in accordance with Nasdaq Listing Rule 5635. As of December 31, 2025, such stockholder approval had not been obtained, and as such these warrants were not exercisable and are considered contingently issuable. Accordingly, these warrants are excluded from warrants outstanding and exercisable as of December 31, 2025 and will be issued only upon receipt of such stockholder approval.

The Common Warrants, Placement Agent Warrants, Inducement Warrants and Pre-Funded warrants issued in the PIPE Offering may not be exercised for cash unless a registration statement covering the shares issuable upon exercise has been declared effective by the SEC. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective within 45 days following the closing of the offering. As of December 31, 2025, such registration statement had not yet been declared effective.

The Pre-Funded Warrants have a nominal exercise price and are therefore presented separately from traditional warrants. The weighted-average exercise price excludes the Pre-Funded Warrants.

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Office, Lab and Manufacturing Space Leases

In December 2020, we entered into an agreement to lease approximately 2,823 square feet of office space and 1,807 square feet of laboratory space located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121 and 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121, respectively. The agreement carries a term of 63 months and we took possession of the office space effective October 1, 2021. We took possession of the laboratory space effective January 1, 2022. In October 2021, we entered into another lease for approximately 2,655 square feet of space to house our manufacturing operations located at 11588 Sorrento Valley Road, San Diego, California 92121. The term is for 55 months and we took possession of the manufacturing space in August 2022. The current monthly base rent under the office and laboratory component of the lease is $14,788. The current monthly base rent under the manufacturing component of the lease is $13,195. Cash paid in the three months ended December 31, 2025 for amounts included in the measurement of operating lease liabilities in operating cash flows was $83,950.

The office, lab and manufacturing leases are coterminous with a remaining term of 15 months. The weighted average discount rate is 4.25%.

As of our December 31, 2025 balance sheet, we have an operating lease right-of-use asset of $382,583 and operating lease liability of $417,522.

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

Following the transition of our banking relationship to JPMorgan Chase, the L/Cs were replaced with an interest-bearing money market deposit account. As of December 31, 2025, we maintained a restricted cash balance of $98,709 in this account, which includes a $5,000 buffer above the required security amount. This balance continues to support our lease obligations and is classified as restricted cash on our balance sheet.

Overall, our rent expense, which is included in general and administrative expenses, was approximately $108,000 for the three months ended December 31, 2025. Rent expense for the three-month period ending December 31, 2024 was approximately $106,000.

For the nine months ended December 31, 2025, rent expense totaled approximately $357,000. This amount includes a nonrecurring charge of $33,305 related to a forfeiture of a deposit of a previously rented mobile clean room. Excluding this one-time item, recurring rent expense was approximately $324,000 compared to approximately $317,000 for the nine months ended December 31, 2024.

In January 2025, the Company entered into a short-term premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., to finance a portion of its Directors & Officers (D&O) and other insurance premiums. The total amount financed under the agreement was approximately $220,984, with an associated finance charge of approximately $9,995, resulting in a total repayment obligation of approximately $230,979. The loan, which was secured by a first priority security interest in the financed insurance policies, including unearned premiums, dividends, credits, and certain loss payments, was repaid in full as of December 31, 2025.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are currently not involved in any litigation or any pending legal proceedings.

11. RECEIVABLE FROM AUSTRALIAN RESEARCH AND DEVELOPMENT TAX INCENTIVE (R&DTI)

During the three months ended September 30, 2025, we submitted a tax return to the Australian tax authorities covering our research and development operations in Australia related to our clinical trial in that country under the R&DTI program. In October 2025, we received a payment under the R&DTI of Australian $330,179, which was the equivalent of US $218,314. The US $218,314 was previously recorded as a receivable on our September 30, 2025 balance sheet and as a reduction to general and administrative expenses. As of December 31, 2025, this receivable has been fully collected.

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

Category	Three Months Ended		Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Research and development¹	$532,000	$240,000	$1,540,000	$884,000
General and administrative²	$742,000	$816,000	$2,216,000	$2,525,000
Cash used in operating activities³	$1,878,000	$2,011,000	$5,250,000	$5,973,000

Amounts in this table are rounded to the nearest thousand.

¹	Research and development expenses primarily include costs related to laboratory operations, clinical trial execution, investigational device testing, design iterations, and personnel expenses associated with research activities. These costs are recorded within payroll, professional fees, and general and administrative (“G&A”) expense on the face of the statements of operations, as the Company does not maintain a separate R&D line item.

²	General and administrative expenses encompass overhead, administrative costs associated with clinical trial operations, and certain manufacturing-related costs. R&D costs are included within these categories for financial reporting purposes and are not separately reclassified.

³	Cash used in operating activities is the key internal performance metric tracked by the CODM to evaluate development progress, cash needs, and investment strategy in the absence of commercial revenue.

The Company does not allocate assets to operating segments, nor does the CODM evaluate performance using a segment profit or loss measure. There were no changes in the internal reports provided to or reviewed by the CODM during the periods presented.

Entity-Wide Information

•	The Company did not recognize revenue during the nine months ended December 31, 2025.

•	All long-lived assets are located in the United States.

•	A significant portion of clinical trial activity is conducted through the Company’s wholly owned subsidiary in Australia.

13. SUBSEQUENT EVENTS

To date in 2026, the first two participants have been treated in Cohort 2 of our ongoing safety, feasibility and dose-finding clinical trial evaluating the Hemopurifier® in cancer patients with solid tumors who have stable or progressive disease during anti-PD-1 monotherapy treatment, such as Keytruda® (pembrolizumab) or Opdivo® (nivolumab). Cohort 2 is designed to further evaluate the safety and feasibility of administering the Hemopurifier® at varying dosing intervals. The primary endpoint of the approximately nine to 18-patient trial is safety. The Company expects to continue enrollment and treatment of additional patients as the trial progresses.

In January 2026, the Company entered into a short-term premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., to finance a portion of its Directors & Officers (D&O) and other insurance premiums. The total amount financed under the agreement was approximately $220,984, with an associated finance charge of approximately $9,218, resulting in a total repayment obligation of approximately $230,202. The loan is by a first priority security interest in the financed insurance policies, including unearned premiums, dividends, credits, and certain loss payments.

On January 7, 2026, the Company filed a Registration Statement on Form S-1 (File No. 333-292598) with the Securities and Exchange Commission, which was declared effective January 16, 2026, for the resale, from time to time, of up to an aggregate 2,031,024 shares of the Company’s common stock. The shares covered by the registration statement consist of shares issuable upon the exercise of Common Warrants Pre-Funded Warrants, Inducement Warrants, and Placement Agent Warrants that were issued in connection with a the PIPE Offering. On January 22, 2026, the Company entered into an amendment to the Securities Purchase Agreement and Pre-Funded Warrant executed in connection with the PIPE Offering, making the 595,897 Pre-Funded Warrants exercisable immediately, subject to registration requirements. As of February 11, 2026 the warrant holders had exercised 341,897 Pre-Funded warrants for the agreed nominal exercise price..

The Company evaluates subsequent events and transactions that occur after the unaudited condensed consolidated financial statements date through the date that the unaudited condensed consolidated financial statements are issued. Based upon this statements’ review, other than what is already disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

Aethlon Medical, Inc., or Aethlon, the Company, we or us, is a medical therapeutic company focused on developing the Hemopurifier® (HP), a clinical-stage immunotherapeutic device intended for applications in cancer, life-threatening viral infections, and organ transplantation and other areas of significant unmet needs. In human studies (168 sessions with 42 patients), the Hemopurifier was used safely and demonstrated the potential to remove enveloped viruses. In pre-clinical studies, the Hemopurifier has exhibited the capacity to remove harmful extracellular vesicles (EVs) and enveloped viruses from biological fluids, utilizing its proprietary lectin-based mechanism. These extracellular vesicles have been implicated in disease processes such as immune suppression and metastasis in cancer as well as in the progression of severe life-threatening infectious diseases. The U.S. Food and Drug Administration (“FDA”) has designated the Hemopurifier as a “Breakthrough Device” for two independent indications:

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

Three clinical sites in Australia—Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney—are currently open for enrollment in our safety, feasibility and dose-finding oncology trial in patients with solid tumors not responding to treatment including either Keytruda® or Opdivo®. This trial aims to enroll 9-18 patients.

In 2025, we completed the first of three planned cohorts, comprising three participants. Each of the three participants received a single 4-hour Hemopurifier treatment. The Data Safety Monitoring Board (DSMB), comprising independent medical experts in nephrology and oncology, reviewed the data from the initial cohort. Based on their evaluation, the DSMB found no safety concerns and confirmed that the Hemopurifier continues to demonstrate a favorable safety and tolerability profile. To date, no serious adverse events (SAEs) or Dose-Limiting Toxicities (DLTs) related to the Hemopurifier have been reported.

Following the DSMB review of the first cohort and their recommendation to proceed onto the second cohort, we began enrollment in the second Cohort 2. In this phase, participants receive two Hemopurifier treatments over a one-week period at the study's three active clinical sites in Australia. To date, we have treated two participants in Cohort 2 and are continuing to recruit additional participants

We previously planned a similar clinical trial in India and received formal approval from the Indian regulatory agency, the Central Drugs Standard Control Organization (CDSCO), on July 7, 2025. After reviewing extended timelines for site activation and trial execution, we decided to cancel the Indian trial to conserve resources and focus on the Australian oncology trial.

The Hemopurifier is designed to address life-threatening viral infections, particularly those involving highly glycosylated viruses for which there are no approved therapies. It has previously been used under FDA and international regulatory frameworks to treat individuals infected with HIV, hepatitis C, Ebola, and SARS-CoV-2. While our COVID-19 clinical trials in the U.S. and India were terminated due to low ICU enrollment, these programs provided real-world evidence of Hemopurifier use in critically ill patients. We maintain an open IDE for viral indications, preserving the ability to respond to future outbreaks or emerging pathogens.

In addition to ongoing clinical trials, we continue to explore potential new applications for the Hemopurifier through internal pre-clinical research and academic collaborations. During the first fiscal quarter of 2026, results of our pre-clinical ex-vivo study entitled “Ex Vivo Removal of CD41 positive platelet microparticles from Plasma by a Medical Device containing a Galanthus nivalis agglutinin (GNA) affinity resin” were made publicly available as a pre-print on bioRxiv. The study valuated the Hemopurifier’s ability to bind and remove disease-relevant EVs, including those derived from platelets, which are implicated in cancer, autoimmune disease, and neurological disorders. The study demonstrated greater than 98% removal of platelet-derived EVs from healthy human plasma in a simulated clinical session.

In November 2025 we also made publicly available a separate pre-clinical preprint entitled “Increased mannosylation of extracellular vesicles in Long COVID plasma provides a potential therapeutic target for Galanthus nivalis agglutinin (GNA) affinity resin,” which describes exploratory ex vivo laboratory research conducted in collaboration with the University of California, San Francisco Long COVID Clinic. This study examined EV characteristics in plasma samples from individuals with Long COVID. The findings have not been peer reviewed and are based on laboratory analysis rather than clinical studies.

These exploratory programs, together with our academic collaborations, are intended to inform potential future clinical indications and research directions, evaluate the broader applicability of the Hemopurifier platform, and may not be indicative of clinical outcomes.

We have sufficient inventory of Hemopurifiers to support our ongoing oncology trial in Australia as well as any near-term trial expansions. While FDA approval to begin manufacturing at our San Diego facility under our IDE supplement, we are still awaiting approval of a separate supplement to qualify an additional key component supplier and continue to work with the FDA on this process.

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

We continue to monitor the impact of inflation, recent bank failures and ongoing geopolitical conflicts including the war in Ukraine and the military actions in Israel and the surrounding areas, on our business. Given the level of uncertainty regarding the duration and impact of these events on capital markets and the U.S. economy, we are currently unable to assess their full impact on our timelines and access to capital.

The Company was incorporated in Nevada on March 10, 1999. Our executive offices are located at 11555 Sorrento Valley Road, Suite 203, San Diego, California 92121. Our telephone number is (619) 941-0360. Our website address is www.aethlonmedical.com.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2024

Operating Expenses

Consolidated operating expenses for the three months ended December 31, 2025 were approximately $2,062,000 compared to $1,815,000 for the three months ended December 31, 2024. This increase of $247,000, or 13.6%, in the 2025 period was due to an increase of approximately $367,000 in payroll, which was partially offset by a $75,000 decrease in general and administrative expenses and $44,835 decrease in professional fees.

Payroll and related expenses increased by approximately $367,000, primarily due to bonus expense and related payroll taxes, partially offset by a decrease in stock-based compensation expense associated with options that became fully amortized. Other changes in payroll costs were not material.

General and administrative expenses decreased by approximately $75,000, primarily due to lower clinical trial expenses of approximately $57,000, reflecting the timing of trial-related activities and the impact of the previously disclosed decision to cancel the planned trial in India. Expenses also decreased by approximately $66,000 in supplies due to the timing of production-related activities and $12,000 in software subscription costs, largely due to a reduced number of software licenses. These decreases were partially offset by increases in regulatory and listing-related fees of approximately $37,000, insurance of approximately $15,000, largely related to medical coverage, and $7,000 of other expenses.

The approximate $45,000 decrease in professional fees for the three months ended December 31, 2025, was primarily due to a $45,000 decrease in investor relations expenses, reflecting prior year engagement of an investor relations firm with no comparable activities in the current period, and a $18,000 decrease in accounting fees, partially offset by an approximately $19,000 increase in legal and related fees, primarily associated with Nasdaq compliance.

Other Income, Net

Other income, primarily interest income, totaled $43,871 for the three months ended December 31, 2025 and $59,964 for the three months ended December 31, 2024 and is presented net of interest expense.

Net Loss

As a result of the changes in expenses noted above, our net loss increased to approximately $2,018,000 in the three months ended December 31, 2025 from approximately $1,755,000 in the three months ended December 31, 2024.

Basic and diluted loss attributable to common stockholders was ($2.45) for the three months ended December 31, 2025, compared to ($10.05) for the three-month period ended December 31, 2024.

NINE MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2024

Operating Expenses

Consolidated operating expenses for the nine months ended December 31, 2025 were approximately $5,364,000 compared to approximately $7,337,000 for the nine months ended December 31, 2025. This decrease of approximately $1,973,000, or 26.9%, in the 2025 period was due to decreases in payroll and related expenses of approximately $1,085,000, general and administrative expenses of $527,000 and professional fees of $361,000.

The $1,085,000 decrease in payroll and related expenses was primarily due to an $826,000 charge in the prior period related to severance agreements and workforce reductions, a $432,000 decrease due to lower headcount, and a $125,000 reduction in stock-based compensation associated with reduced headcount and fully amortized options, partially offset by an approximately $300,000 increase in bonus expense.

General and administrative expenses decreased by approximately $527,000 for the nine months ended December 31, 2025, primarily reflecting lower clinical trial expenses of approximately $348,000, which includes the recognition of a $218,000 Australian R&D tax incentive and the impact of the previously disclosed decision to cancel the planned India trial. Expenses also benefited from decreases of approximately $137,000 related to the timing of production activities, $50,000 in insurance primarily due to medical and D&O coverage, $25,000 in software subscriptions, $17,000 in utilities, and $12,000 in depreciation, along with approximately $16,000 across other miscellaneous categories. These decreases were partially offset by higher rent of approximately $41,000 associated with a lost deposit on a previously rented mobile cleanroom and $38,000 in regulatory and listing-related fees.

Professional fees decreased by approximately $361,000, primarily reflecting a $268,000 reduction in investor relations expenses. Additional decreases included approximately $35,000 in contract labor for regulatory consulting, $34,000 in scientific consulting from completed projects, and $26,000 in accounting fees, partially offset by minor increases in other professional services.

Net Loss

As a result of the expense reductions described above, our net loss improved by approximately $1,865,993 decreasing from approximately $7,133,000 for the nine months ended December 31, 2024, to $5,267,203 for the nine months ended December 31, 2025.

Basic and diluted loss attributable to common stockholders was ($11.01) for the nine months ended December 31, 2025, compared to ($48.35) for the nine-month period ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had a cash balance of $6,956,397 and working capital of $5,884,382. This compares to a cash balance of $5,501,261 and working capital of $4,050,514 at March 31, 2025.

We do not expect our existing cash as of December 31, 2025, to be sufficient to fund our operations for at least twelve months from the issuance date of these financial statements.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	December 31, 2025	December 31, 2024
Cash (used in) provided by:
Operating activities	$(5,248)	$(5,973)
Investing activities	(2)	(2)
Financing activities	6,718	5,368
Effect of exchange rate changes on cash	(12)	(10)
Net change in cash and restricted cash	$1,456	$(617)

NET CASH USED IN OPERATING ACTIVITIES. We used approximately $5,250,000 for the nine months ended December 31, 2025, compared to approximately $5,973,000 for the same period in 2024. The improvement of approximately $723,000 primarily reflects a lower net loss in the current period. This benefit was largely offset by changes in working capital, including decreases of approximately $577,000 in amounts due to related parties and $444,000 in accounts payable and other current liabilities, partially offset by a $7,000 decrease in prepaid expenses and other current assets. Additionally, approximately $129,000 of lower non-cash charges contributed to the offset, resulting in a total impact of approximately $1,143,000. Overall, the change in net cash used in operating activities reflects both the reduction in losses and the timing of working capital and non-cash items.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the nine months ended December 31, 2025, we raised approximately $6,728,000, net of placement agent fees and offering costs, primarily through a single transaction combining a PIPE financing with a warrant inducement as well as a separate registered offering, partially offset by approximately $10,000 used for tax withholding on restricted stock unit settlements. This represents an increase of approximately $1,350,000 compared to $5,368,000 provided by financing activities for the same period in the prior year.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2025 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Federal agencies in the United States are currently operating under a partial government shutdown that began on January 31, 2026, following the expiration of the most recent continuing resolution. Without appropriation of additional funding to federal agencies that have been effected, our business operations related to our clinical development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as the continued government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (USPTO), on which our operations rely. If a prolonged government shutdown, either full or partial occurs, it could significantly impact the ability of the FDA and USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the continued government shutdown could impact our ability to access the public markets and obtain additional capital in the future in order to properly capitalize and continue our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 5, 2025, the Company and an institutional investor (the “Purchaser”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to issue to the Purchaser, in a private placement (the “PIPE Offering”), (i) 595,897 pre-funded warrants to purchase Common Stock (“Pre-Funded Warrants”) and (ii) 1,042,820 warrants to purchase shares of Common Stock at an exercise price of $4.03 per share (the “Common Warrants”). The PIPE Offering closed on December 8, 2025 subject to customary conditions to closing. The Common Warrants are exercisable upon stockholder approval and expire five and one-half years following the stockholder approval date. The Company also issued warrants to purchase 23,836 shares of common stock (the “Placement Agent Shares”) to the placement agent (the “Placement Agent Warrants”), pursuant to the Placement Agent Agreement dated December 5, 2025. The Placement Agent Warrants have an exercise price of $5.04 per share, and expire five and one half years from approval by the Company’s stockholders. At the same time the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with the same Purchaser for certain outstanding common stock purchase warrants. Under the Inducement Agreement, the holder exercised existing warrants to purchase 210,555 shares of common stock at a reduced exercise price of $4.03 per share, and received 368,471 new warrants (“Inducement Warrants”) to encourage participation in the PIPE. Both the modifications and new Inducement Warrants were made solely in connection with the PIPE Offering and are considered costs of obtaining financing. The Inducement Warrants are exercisable upon stockholder approval, have an exercise price of $4.03 per share, and expire five and one-half years following the stockholder approval date. Gross proceeds from the PIPE Offering and Inducement Agreement was approximately $3.3 million before placement agent fees and offering costs. The Company intends to use the net proceeds for working capital and general corporate purposes.

The securities issued in the PIPE Offering and Inducement Agreement were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company	8-K	001-37487	3.1	September 12, 2019

3.3	Certificate of Change pursuant to NRS 78.209	8-K	001-37487	3.1	October 16, 2025

4.1	Form of Common Stock Certificate	S-1	333-201334	4.1	December 31, 2014

4.2	Form of Warrant to Purchase Common Stock	S-1/A	333-234712	4.14	December 11, 2019

4.3	Form of Underwriter Warrant	S-1/A	333-234712	4.15	December 11, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-37487	4.1	January 17, 2020

4.5	Form of Class A Warrant to Purchase Common Stock, issued on May 17, 2024	8-K	001-37487	4.1	May 17, 2024

4.6	Form of Class B Warrant to Purchase Common Stock, issued on May 17, 2024	8-K	001-37487	4.2	May 17, 2024

4.7	Form of Pre-Funded Warrant to Purchase Common Stock, issued on May 17, 2024	8-K	001-37487	4.3	May 17, 2024

4.8	Form of Common Warrant to Purchase Common Stock issued on September 4, 2025	8-K	001-37487	4.1	September 9, 2025

4.9	Form of Pre-Funded Warrant issued on September 4, 2025	8-K	001-37487	4.2	September 9, 2025

4.10	Placement Agent Warrant issued September 4, 2025	8-K	001-37487	4.3	September 9, 2025

4.11	Form of Warrant Agency Agreement with Computershare	S-1/A	333-289745	4.13	August 29, 2025

4.12	Form of Common Warrant issued December 5, 2025	8-K	001-37487	4.1	December 8, 2025

4.13	Form of Pre-Funded Warrant issued December 5, 2025	8-K	001-37487	4.2	December 8, 2025

4.14	Amendment to Pre-Funded Warrant	8-K	001-37487	10.2	January 26, 2026

10.1	Securities Purchase Agreement issued September 4, 2025	8-K	001-37487	10.1	September 9, 2025

10.2	Placement Agency Agreement dated September 4, 2025	8-K	001-37487	10.2	September 9, 2025

10.3	Placement Agency Agreement dated December 5, 2025	8-K	001-37487	1.1	December 8, 2025

10.4	Form of Registration Rights Agreement dated December 5, 2025	8-K	001-37487	10.2	December 8, 2025

10.5	Form of Warrant Inducement Agreement	8-K	001-37487	10.3	December 8, 2025

10.6	Form of Securities Purchase Agreement between the Company and purchaser signatory thereto	8-K	001-37487	10.1	December 8, 2025

10.7	Amendment to Securities Purchase Agreement between the Company and the purchaser signatory thereto	8-K	001-37487	10.1	January 26, 2026

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: February 12, 2026	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

