Form 10-Q
period 2026-06-30
AETHLON MEDICAL INC
filed 2026-08-13
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had outstanding 711,136 shares of common stock, $0.001 par value.

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

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to our business, business strategy, products and services we may offer in the future, the timing and results of future clinical trials, and capital outlook, successful completion of our clinical trials, our ability to raise additional capital, our ability to maintain our Nasdaq listing, U.S. Food and Drug Administration, or FDA, approval of our products candidates, our ability to comply with changing government regulations, patent protection of our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in our other of our filings with the Securities and Exchange Commission, or the SEC. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees or assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, inability to raise capital to fund continuing operations, changes in government regulation, and other factors (including the risks contained in Item 1A of our most recent Annual Report on Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,933,579	$5,026,458
Deferred offering cost	394,192	210,985
Prepaid expenses and other current assets	283,143	332,094
Total current assets	5,610,914	5,569,537

Property and equipment, net	293,112	356,822
Operating lease right-of-use asset, net	232,195	307,820
Restricted cash	99,150	98,928
Total assets	$6,235,371	$6,333,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$411,373	$384,550
Due to related parties	68,250	68,250
Operating lease liability, current portion	255,052	336,718
Other current liabilities	301,367	657,317
Total liabilities, all current	1,036,042	1,446,835

Stockholders’ Equity
Common stock, par value $0.001 per share; 20,000,000 shares authorized as of June 30, 2026 and March 31, 2026; 477,402 shares issued and outstanding as of June 30, 2026 and 314,100 shares issued and outstanding at March 31, 2026.	477	314
Additional paid-in capital	181,891,939	180,024,947
Accumulated other comprehensive loss	(38,889)	(32,703)
Accumulated deficit	(176,654,198)	(175,106,286)

Total stockholders’ equity	5,199,329	4,886,272

Total liabilities and stockholders’ equity	$6,235,371	$6,333,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Month Periods Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

OPERATING EXPENSES

Professional fees	$333,569	$476,032
Payroll and related expenses	583,183	581,000
General and administrative	662,450	735,358
Total operating expenses	1,579,202	1,792,390
OPERATING LOSS	(1,579,202)	(1,792,390)

INTEREST INCOME, NET	31,290	30,532

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,547,912)	(1,761,858)

OTHER COMPREHENSIVE LOSS	(6,186)	(5,244)

COMPREHENSIVE LOSS	$(1,554,098)	$(1,767,102)

Basic and diluted net loss per share attributable to common stockholders	$(4.02)	$(42.42)

Weighted average number of common shares outstanding – basic and diluted	384,705	41,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED COMPREHENSIVE	ACCUMULATED	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY
BALANCE – MARCH 31, 2026	314,100	$314	$180,024,947	$(32,703)	$(175,106,286)	$4,886,272
Issuances of common stock for cash under at the market program, net	160,028	160	1,821,483			1,821,643
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	3,274	3	(4,491)	–	–	(4,488)
Stock-based compensation expense	–	–	50,000	–	–	50,000
Rounding for reverse split	–	–	–	–	–	–
Net loss	–	–	–	–	(1,547,912)	(1,547,912)
Other comprehensive loss	–	–	–	(6,186)	–	(6,186)
BALANCE – JUNE 30, 2026	477,402	$477	$181,891,939	$(38,889)	$(176,654,198)	$5,199,329

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED COMPREHENSIVE	ACCUMULATED	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY
BALANCE – MARCH 31, 2025	51,707	$52	$173,095,428	$(17,133)	$(167,954,817)	$5,123,530
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	270	–	(5,357)	–	–	(5,357)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	2
Net loss	–	–	–	–	(1,761,858)	(1,761,858)
Other comprehensive loss	–	–	–	(5,244)	–	(5,244)
BALANCE – JUNE 30, 2025	51,979	$52	$173,162,513	$(22,377)	$(169,716,675)	$3,423,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Three months Ended June 30, 2026	Three months Ended June 30, 2025

Cash flows used in operating activities:
Net loss	$(1,547,912)	$(1,761,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,860	82,637
Stock based compensation	50,000	72,442
Amortization of right-of-use operating lease asset	75,625	72,270
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	79,879	164,031
Accounts payable and other current liabilities	(626,991)	(137,492)
Due to related parties	–	(206,967)
Net cash used in operating activities	(1,896,539)	(1,714,937)

Cash flows used in investing activities:
Purchases of property and equipment	(9,150)	–
Cash used in investing activities	(9,150)	–

Cash flows provided (used in) by financing activities:
Proceeds from the issuance of common stock	1,904,211	–
Payments for offering costs related to equity issuance exercises	(82,568)	–
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(4,488)	(5,357)
Net cash provided (used in) by financing activities	1,817,155	(5,357)

Effect of exchange rate on changes on cash	(4,123)	(15,496)

Net decrease in cash, cash equivalents and restricted cash	(92,657)	(1,735,790)

Cash, cash equivalents and restricted cash at beginning of period	5,125,386	5,599,074

Cash, cash equivalents and restricted cash at end of period	$5,032,729	$3,863,284

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$3	$.27
Deferred offering costs not yet paid	$214,015	$–

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$4,933,579	$3,765,154
Restricted cash	99,150	98,130
Cash, cash equivalents and restricted cash	$5,032,729	$3,863,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

In pre-clinical studies, the Hemopurifier has also demonstrated the ability to bind disease-associated extracellular vesicles (“EVs”) and a panel of enveloped viruses. The Hemopurifier has been evaluated in human studies, involving 176 treatment sessions in 45 patients with either viral infections or cancer. The device has been well tolerated with an adverse event profile that is consistent with extracorporeal therapy. In certain human studies designed to evaluate viral clearance from biological fluids, findings demonstrated the removal of enveloped viruses. The U.S. Food and Drug Administration (“FDA”) has granted the Hemopurifier “Breakthrough Device” designation for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer unresponsive to or intolerant of standard-of-care therapy; and

•	the treatment of life-threatening viruses not addressed with approved therapies.

Three clinical sites in Australia—Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney—are currently enrolling patients in our safety, feasibility and dose-finding oncology trial in patients with solid tumors not responding to treatment, including either Keytruda® or Opdivo®. The trial is designed to enroll approximately 9 to 18 patients across three sequential dosing cohorts evaluating the safety and feasibility of the Hemopurifier. During the first fiscal quarter of 2027, we initiated Cohort 3 and treated the first participant in this cohort. Enrollment in the trial remains ongoing.

The Company previously pursued approval of a similar clinical trial in India. After reviewing extended timelines associated with site activation and trial execution, we decided to discontinue the India program to conserve resources and focus our efforts on the Australian oncology trial.

The Hemopurifier is designed to address life-threatening viral infections, particularly those involving highly glycosylated viruses for which there are no approved therapies. It has previously been used under FDA and international regulatory frameworks to treat individuals infected with HIV, hepatitis C, Ebola and SARS-CoV-2. While our COVID-19 clinical trials in the U.S. and India have been terminated due to low ICU enrollment, these programs provided real-world evidence of Hemopurifier use in critically ill patients. We maintain an open Investigational Device Exemption (“IDE”) for viral indications, preserving the ability to respond to future outbreaks or emerging pathogens.

In addition to our ongoing clinical development programs, we continue to explore potential new applications for the Hemopurifier through internal pre-clinical research and academic collaborations. During the first fiscal quarter of 2027, our manuscript entitled “Increased Mannosylation of Extracellular Vesicles in Long COVID Plasma Provides a Potential Therapeutic Target for Galanthus nivalis Agglutinin (GNA) Affinity Resin“ was accepted for publication in the International Journal of Molecular Sciences. The manuscript describes exploratory ex vivo laboratory research conducted in collaboration with the University of California, San Francisco Long COVID Clinic examining extracellular vesicle characteristics in plasma samples from individuals with Long COVID. We also continue to investigate the Hemopurifier’s ability to remove disease-relevant extracellular vesicles through pre-clinical studies, including platelet-derived extracellular vesicles implicated in cancer, autoimmune disease and neurological disorders. These research activities are intended to inform potential future clinical indications and expand the potential utility of the Hemopurifier platform.

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

Summary of Significant Accounting Policies

During the three months ended June 30, 2026, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Reverse Stock Split

On July 31, 2026, the Company effected a 5-for-1 reverse stock split of its issued and outstanding shares of common stock. The Company’s common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on August 4, 2026. All share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2026, included in our Annual Report on Form 10-K filed with the SEC on June 10, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of Aethlon Medical, Inc. and its wholly owned subsidiary, Aethlon Medical Australia Pty Ltd. All significant inter-company transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial position as of and for the period ended June 30, 2026, its results of operations and comprehensive loss for the three months ended June 30, 2026, and its cash flows for the three months ended June 30, 2026. The condensed consolidated balance sheet at March 31, 2026 has been derived from the audited consolidated balance sheet at March 31, 2026, contained in the above referenced 10-K and has been retrospectively adjusted to reflect the reverse stock split described above, including the related adjustments to Common Stock and Additional Paid-in Capital. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, stock-based compensation, accrued clinical trial costs, research and development expenses, the useful lives of long-lived assets, and other accrued liabilities. Actual results could differ materially from those estimates.

Liquidity and Going Concern

Management believes that the Company’s cash and cash equivalents as of June 30, 2026, together with the proceeds received from its financing completed in July 2026, will be sufficient to fund its planned operations for at least twelve months from the date these condensed consolidated financial statements are issued.

Although we believe our current cash resources, together with proceeds received subsequent to June 30, 2026, are sufficient to fund our planned operations for at least the next twelve months, we will likely require additional capital in the future to continue advancing the clinical development of the Hemopurifier beyond that period. The timing and amount of future capital requirements will depend on numerous factors, including the progress of our clinical and preclinical development programs, regulatory activities, manufacturing requirements, and other operating expenditures.

Restricted Cash

As of June 30, 2026, we maintained a restricted cash balance of $99,150 in an interest-bearing money market deposit account with JPMorgan Chase, which supports our lease obligations. This balance includes a $5,000 buffer above the required security amount.

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

As of June 30, 2026 and 2025, an aggregate of 404,724 and 329,886 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

3. RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs are expensed as incurred and consist of costs associated with clinical trials, preclinical research, personnel, including salaries, payroll taxes and employee benefits, consulting and professional fees, and other expenditures incurred to support the development of the Hemopurifier. Research and development expenses are included in various operating expense line items in the accompanying condensed consolidated statements of operations.

Research and development expenses were as follows:

Amounts presented are rounded to the nearest thousand	June 30,	June 30,
	2026	2025
Three months ended	$549,000	$524,000

4. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public business entities to provide enhanced annual and interim disclosures that disaggregate specified income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements and related disclosures.

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

5. EQUITY TRANSACTIONS IN THE THREE MONTHS ENDED JUNE 30, 2026

At-the-Market Sales

During the three months ended June 30, 2026, the Company sold shares of its common stock pursuant to its at-the-market (“ATM”) offering program, generating gross proceeds of approximately $1,904,000. After deducting offering costs of approximately $83,000, net proceeds were approximately $1,821,000. The net proceeds were used for working capital and other general corporate purposes.

Restricted Stock Unit Settlements

During the three months ended June 30, 2026, the Company settled 4,363 vested restricted stock units, resulting in the issuance of 3,272 shares of common stock. The remaining 1,091 shares were withheld to satisfy applicable tax withholding obligations.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2026, we accrued unpaid fees of $68,250 owed to our non-employee directors. Director fees are generally paid in the quarter following the quarter in which they are earned. The Company did not enter into any new related party arrangements..

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	March 31,
	2026	2026
D&O insurance premium financing	$112,556	$178,098
Accrued professional fees	139,371	220,809
Accrued G&A	3,113	212,083
Accrued resale registration	46,327	46,327
Total other current liabilities	$301,367	$657,317

8. STOCK COMPENSATION

Stock Option Activity

No stock options were granted, exercised, forfeited, canceled or expired during the three months ended June 30, 2026 or 2025.

As of June 30, 2026, the Company had 135 stock options outstanding, all of which were exercisable, with a weighted-average exercise price of $6,521 and a weighted-average remaining contractual term of 4.87 years.

As of June 30, 2026, the aggregate intrinsic value of the Company’s outstanding stock options was zero.

The Company recognized stock-based compensation expense of $50,000 and $72,442 for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense recognized during the three months ended June 30, 2026 related solely to restricted stock units, while the expense recognized during the three months ended June 30, 2025 related to both restricted stock units and stock options. Stock-based compensation expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes nonvested restricted stock unit (“RSU”) activity during the three months ended June 30, 2026:

Shares
Nonvested RSUs at April 1, 2026	–
Granted	17,452
Vested/settled (Note 5)	(4,363)
Nonvested RSUs at June 30, 2026	13,089

As of June 30, 2026, there was approximately $150,000 of total unrecognized stock-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 0.75 years.

9. WARRANTS

The Company did not issue any warrants during the three months ended June 30, 2026 or 2025. As of June 30, 2026, the Company had 391,500 warrants outstanding, all of which were exercisable, with exercise prices ranging from $20.15 to $232 per share and a weighted-average exercise price of $32.38 per share.

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Operating Leases

The Company leases office, laboratory and manufacturing facilities under noncancelable operating lease agreements that expire on March 31, 2027. There were no material changes to the Company’s lease arrangements during the three months ended June 30, 2026. As of June 30, 2026, the Company had operating lease right-of-use assets of $232,195 and operating lease liabilities of $255,052.

Premium Financing Agreement

In January 2026, the Company entered into a short-term premium financing agreement to finance a portion of its directors’ and officers’ liability and other insurance premiums. The outstanding balance under the agreement as of June 30, 2026 was $112,556, which is included in other current liabilities in the accompanying condensed consolidated balance sheets.

LEGAL MATTERS

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. We are not currently not involved in any litigation or any pending legal proceedings.

11. SEGMENT REPORTING

The Company operates as a single operating and reportable segment, which reflects how the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, manages the business and allocates resources. The Company is a development-stage medical technology company focused on advancing a clinical-stage therapeutic device. The CODM evaluates operating performance and allocates resources primarily evaluating cash burn and liquidity and operating loss in relation to the Company’s development milestones and expected future manufacturing and commercialization activities. In assessing cash runway, the CODM regularly reviews significant operating expense categories to evaluate whether spending is consistent with the Company’s cash flow projections and to determine whether the timing or level of discretionary expenditures should be adjusted to preserve cash resources while advancing the Company’s development objectives.

In accordance with ASU 2023-07, the following significant expense categories and performance measures were regularly reviewed by the CODM for the three months ended June 30, 2026 and 2025:

Amounts presented are rounded to the nearest thousand.

Category	Three Months Ended
	June 30, 2026	June 30, 2025
Research and development	$549,000	$524,000
Other operating expenses	$1,030,202	$1,268,390
Total operating expenses	$1,579,202	$1,792,390

Research and development expense represents internally reported expenditures attributable to the Company’s research and development activities, including personnel, clinical trial execution, professional services and other costs supporting the advancement of the Company’s Hemopurifier® technology. These costs are derived from multiple operating expense captions presented in the condensed statements of operations.

Other operating expenses represent all remaining operating expenses incurred to support the Company’s business. Research and development expense and other operating expenses together reconcile to total operating expenses presented in the condensed statements of operations.

The Company does not allocate assets to operating segments The CODM evaluates the Company’s performance primarily using operating loss and cash burn, together with research and development expenses and other operating expenses. There were no changes in the internal reports regularly provided to or reviewed by the CODM during the periods presented.

Entity-Wide Information:

•	The Company did not recognize revenue during the three months ended June 30, 2026 and 2025.
•	Substantially all long-lived assets are located in the United States.
•	Clinical trial activities are conducted through the Company’s wholly owned subsidiary in Australia.

12. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

Registered Public Offering

On July 7, 2026, the Company completed a registered best-efforts public offering consisting of 52,600 shares of common stock, pre-funded warrants to purchase 1,074,002 shares of common stock, and accompanying common warrants to purchase up to 1,126,602 shares of common stock. In addition, the Company issued placement agent warrants to purchase up to 45,064 shares of common stock.

The offering generated gross proceeds of approximately $4.0 million, before deducting placement agent fees and other offering expenses. The accompanying common warrants have an exercise price of $3.55 per share and expire five years from the date of issuance. The pre-funded warrants have an exercise price of $0.001 per share and remain exercisable until exercised in full. As of the date of this report, holders have exercised 181,002 pre-funded warrants, resulting in the issuance of 181,002 shares of common stock.

Reverse Stock Split

On July 31, 2026, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. The Company's common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on August 4, 2026. The Company estimates that the reverse stock split resulted in the issuance of approximately 134 additional shares of common stock due to the rounding up of fractional share interests to whole shares.

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

Overview

Aethlon Medical, Inc. is a clinical-stage medical therapeutic company focused on developing the Hemopurifier®, an investigational immunotherapeutic device for the treatment of oncology, life-threatening viral infections and other disease states where extracellular vesicles are believed to contribute to disease progression.

Our primary focus remains advancing the Phase 1 oncology clinical trial in Australia. Following the completion of the first two treatment cohorts, preliminary observations demonstrated generally consistent directional changes across multiple biomarkers associated with tumor-derived extracellular vesicles, immune function and response to immunotherapy. While these findings remain preliminary and await formal statistical analysis following completion of the study, they support the continued evaluation of the Hemopurifier in the ongoing trial.

We also treated the first participant in Cohort 3, and enrollment in the study continues across our three clinical sites in Australia. In addition, our manuscript describing extracellular vesicle characteristics in patients with Long COVID was accepted for publication in the International Journal of Molecular Sciences. To support our ongoing clinical development activities, we continued to access capital through our At-the-MarketATM offering program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2026 were $1,579,202 compared to $1,792,390 for the three months ended June 30, 2025. This decrease of $213,189, or 11.9%, primarily reflected lower professional fees and general and administrative expenses.

Professional fees decreased by $142,463 for the three months ended June 30, 2026, compared to the prior-year period. The decrease was primarily attributable to lower investor relations expenses resulting from costs incurred in the prior-year period in connection with a special meeting of stockholders that did not recur in the current-year period, together with lower accounting fees due to fewer filings requiring audit consent procedures by our predecessor and current independent registered public accounting firms during the current-year period.

General and administrative expenses decreased by $72,907 for the three months ended June 30, 2026, compared to the prior-year period. The decrease primarily reflected lower clinical trial expenses resulting from the timing of trial participant treatment activities between the current-year and prior-year periods, as well as lower costs associated with our preclinical research activities. These decreases were partially offset by normal fluctuations in other general and administrative expenses.

Other Income, Net

We recorded other income of $31,290 for the three months ended June 30, 2026 compared to other income of $30,532 for the three months ended June 30, 2025. Other income in both periods was primarily interest income.

Net Loss

As a result of the factors noted above, our net loss decreased to $1,547,912 in the three months ended June 30, 2026 from $1,761,858 in the three months ended June 30, 2025.

Basic and diluted loss attributable to common stockholders was ($4.05) for the three months ended June 30, 2026, compared to ($4.24) for the three-month period ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had a cash balance of $4,933,579 and working capital of $4,574,872. This compares to a cash balance of $5,026,458 and working capital of $4,122,702 at March 31, 2026.

We believe that our cash and cash equivalents as of June 30, 2026, together with the proceeds received from sales of our common stock under our S-1 registration statement ATM program subsequent to June 30, 2026, will be sufficient to fund our planned operations for at least twelve months from the date these condensed consolidated financial statements are issued.

Although we believe our current cash resources, together with proceeds received subsequent to June 30, 2026, are sufficient to fund our planned operations for at least the next twelve months, we will likely require additional capital in the future to continue advancing the clinical development of the Hemopurifier beyond that period. The timing and amount of future capital requirements will depend on numerous factors, including the progress of our clinical and preclinical development programs, regulatory activities, manufacturing requirements, and other operating expenditures.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the three months ended
	June 30, 2026	June 30, 2025
Cash (used in) provided by:
Operating activities	$(1,897)	$(1,715)
Investing activities	(9)	–
Financing activities	1,817	(5)
Effect of exchange rate changes on cash	(4)	(15)
Net decrease in cash and restricted cash	$(93)	$(1,735)

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was approximately $1.9 million for the three months ended June 30, 2026, compared to approximately $1.7 million for the same period in 2025. The greater use of cash in operating activities was primarily attributable to unfavorable changes in working capital, principally a larger reduction in accounts payable and other current liabilities than in the prior-year period. This increase in cash used was partially offset by a lower net loss, lower cash used for prepaid expenses and other current assets, and the absence of payments to related parties made during the prior-year period.

NET CASH USED IN INVESTING ACTIVITIES. Capital expenditures during the three months ended June 30, 2026 consisted of the purchase and installation of an HVAC system for our laboratory facility at a cost of approximately $9,000.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash provided by financing activities was approximately $1.8 million for the three months ended June 30, 2026, compared to net cash used in financing activities of approximately $5,000 for the same period in 2025. The increase was primarily attributable to net proceeds from sales of common stock under our ATM offering program, partially offset by offering costs associated with those sales, including deferred offering costs incurred in connection with future equity issuances. Financing activities during the current-year period also included tax withholding payments related to the net share settlement of restricted stock units.

Material Cash Requirements

We expect to continue to incur expenditures related to our ongoing Phase 1 oncology clinical trial in Australia, including costs associated with clinical trial activities, manufacturing of Hemopurifier devices and related research and development activities.

In addition, we maintain leases for our headquarters, laboratory and manufacturing facilities, all of which expire in March 2027. We are evaluating our future facility requirements, including whether to renew or modify certain lease arrangements as we continue to assess our operational needs.

Our future capital requirements will depend on numerous factors, including the progress and results of our clinical development programs, the costs of manufacturing Hemopurifier devices, regulatory activities, the protection of our intellectual property, and our ability to establish strategic collaborations or obtain additional financing.

Although we believe that our cash and cash equivalents as of June 30, 2026, together with the proceeds received from sales of common stock subsequent to quarter end, will be sufficient to fund our planned operations for at least twelve months from the date of issuance of these condensed consolidated financial statements, we expect to require additional capital to continue advancing the clinical development of the Hemopurifier beyond that period. Additional financing may be sought through equity offerings, debt financings, strategic collaborations or other financing arrangements. There can be no assurance that such financing will be available on acceptable terms, or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results could differ from those estimates.

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There have been no material changes to those critical accounting policies and estimates during the three months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who is our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently a party to any material pending legal proceedings. From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. Regardless of the outcome, such matters may result in substantial costs, divert management’s attention and resources, and otherwise adversely affect our business, financial condition, results of operations or cash flows. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. We are not presently a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS.

Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report for the fiscal year ended March 31, 2026. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

3.1	Articles of Incorporation, as amended	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company	8-K	001-37487	3.1	September 12, 2019

3.3	Certificate of Change pursuant to NRS 78.209	8-K	001-37487	3.1	October 16, 2025

3.4	Certificate of Change pursuant to NRS 78.209	8-K	001-37487	3.1	July 31, 2026

4.1	Form of Warrant to Purchase Common Stock.	8-K	001-37487	4.1	July 8, 2026

4.2	Form of Placement Agent Warrant.	8-K	001-37487	4.3	July 8, 2026

4.3	Form of Pre-Funded Warrant	8-K	001-37487	4.2	July 8, 2026

10.1	Securities Purchase Agreement, dated July 6, 2026	8-K	001-37487	10.1	July 8, 2026

10.2	Placement Agency Agreement, dated July 6, 2026	8-K	001-37487	10.2	July 8, 2026

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: August 13, 2026	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

