Form 10-Q
period 2026-09-30
AETHLON MEDICAL INC
filed 2026-11-12
CIK 882291

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had outstanding 1,607,367 shares of common stock, $0.001 par value.

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

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements relating to the proposed merger with North Immunology, Inc., including the anticipated timing, completion and effects of the merger, the satisfaction of closing conditions, the completion of the contemplated financing, the future operations and business strategy of the combined company, and the anticipated dilution to our existing stockholders; the potential monetization of our legacy Hemopurifier business and any payments under the contemplated contingent value rights; our ongoing clinical trial activities, including the timing, completion and results of our Australian oncology clinical trial; our plans to reduce operating expenses and transition our legacy operations; our liquidity, capital requirements and ability to obtain additional financing; our ability to maintain our Nasdaq listing; the development and potential regulatory approval of our product candidates; and other risks and uncertainties described in this Quarterly Report and our other filings with the Securities and Exchange Commission, or SEC. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees or assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, inability to raise capital to fund continuing operations, changes in government regulation, and other factors (including the risks contained in Item 1A of our most recent Annual Report on Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,486,639	$5,026,458
Deferred offering cost	206,216	210,985
Prepaid expenses and other current assets	168,169	332,094
Total current assets	6,861,024	5,569,537

Property and equipment, net	215,126	356,822
Operating lease right-of-use asset, net	155,699	307,820
Restricted cash	99,375	98,928
Total assets	$7,331,224	$6,333,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$743,525	$384,550
Due to related parties	68,250	68,250
Operating lease liability, current portion	172,116	336,718
Other current liabilities	294,498	657,317
Total liabilities, all current	1,278,389	1,446,835

Stockholders’ Equity
Common stock, par value $0.001 per share; 20,000,000 shares authorized as of September 30, 2026, and 20,000,000 shares authorized as of March 31, 2026; 1,607,367 shares issued and outstanding as of September 30, 2026, and 314,100 shares issued and outstanding at March 31, 2026.	1,607	314
Additional paid-in capital	185,366,897	180,024,947
Accumulated other comprehensive loss	(43,964)	(32,703)
Accumulated deficit	(179,271,705)	(175,106,286)
Total stockholders’ equity	6,052,835	4,886,272

Total liabilities and stockholders’ equity	$7,331,224	$6,333,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Month Periods Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025
OPERATING EXPENSES

Professional fees	$1,326,456	$393,796	$1,660,025	$869,828
Payroll and related expenses	666,095	594,611	1,249,278	1,175,611
General and administrative	682,477	521,423	1,344,928	1,256,781
Total operating expenses	2,675,028	1,509,830	4,254,231	3,302,220
OPERATING LOSS	(2,675,028)	(1,509,830)	(4,254,231)	(3,302,220)

INTEREST INCOME, NET	54,001	22,730	85,292	53,262
OTHER INCOME	3,520	–	3,520	–

NET LOSS	(2,617,507)	(1,487,100)	(4,165,419)	(3,248,958)

OTHER COMPREHENSIVE LOSS	(5,075)	(4,000)	(11,261)	(9,244)

COMPREHENSIVE LOSS	$(2,622,582)	$(1,491,100)	$(4,176,680)	$(3,258,202)

Basic and diluted loss per share attributable to common stockholders	$(2.60)	$(18.70)	$(5.97)	$(53.27)

Weighted average number of common shares outstanding – basic and diluted	1,007,556	79,503	697,832	60,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2026 and 2025

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED COMPREHENSIVE	ACCUMULATED	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY
BALANCE – MARCH 31, 2026	314,100	$314	$180,024,947	$(32,703)	$(175,106,286)	$4,886,272
Issuances of common stock for cash under at the market program, net	160,028	160	1,821,483	–	–	1,821,643
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	3,274	3	(4,491)	–	–	(4,488)
Stock-based compensation expense	–	–	50,000	–	–	50,000
Rounding for reverse split	–	–	–	–	–	–
Net loss	–	–	–	–	(1,547,912)	(1,547,912)
Other comprehensive loss	–	–	–	(6,186)	–	(6,186)
BALANCE – JUNE 30, 2026	477,402	$477	$181,891,939	$(38,889)	$(176,654,198)	$5,199,329
Proceeds from issuances of common stock, net	1,126,600	1,127	3,432,073	–	–	3,433,200
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	3,272	3	(7,115)	–	–	(7,112)
Stock-based compensation expense	–	–	50,000	–	–	50,000
Rounding for reverse split	93	–	–	–	–	–
Net loss	–	–	–	–	(2,617,507)	(2,617,507)
Other comprehensive loss	–	–	–	(5,075)	–	(5,075)
BALANCE – SEPTEMBER 30, 2026	1,607,367	$1,607	$185,366,897	$(43,964)	$(179,271,705)	$6,052,835

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED COMPREHENSIVE	ACCUMULATED	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY
BALANCE – MARCH 31, 2025	51,707	$52	$173,095,428	$(17,133)	$(167,954,817)	$5,123,530
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	270	–	(5,357)	–	–	(5,357)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	2	–	–	–	–	–
Net loss	–	–	–	–	(1,761,858)	(1,761,858)
Other comprehensive loss	–	–	–	(5,244)	–	(5,244)
BALANCE – JUNE 30, 2025	51,979	$52	$173,162,513	$(22,377)	$(169,716,675)	$3,423,513
Issuance of common stock for public offering, net	100,000	100	3,744,366	–	–	3,744,466
Issuance of common shares upon vesting of restricted stock units and net stock option exercises	270	–	(3,344)	–	–	(3,344)
Stock-based compensation expense	–	–	72,442	–	–	72,442
Rounding for reverse split	20	–	–	–	–	–
Net loss	–	–	–	–	(1,487,100)	(1,487,100)
Other Comprehensive loss	–	–	–	(4,000)	–	(4,000)
BALANCE - SEPTEMBER 30, 2025	152,269	$152	$176,975,977	$(26,377)	$(171,203,775)	$5,745,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2026 and 2025

(Unaudited)

	Six months Ended September 30, 2026	Six months Ended September 30, 2025
Cash flows used in operating activities:
Net loss	$(4,165,419)	$(3,248,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,010	162,503
Stock based compensation	100,000	144,884
Amortization of right-of-use operating lease asset	152,121	145,350
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	200,696	81,457
Accounts payable and other current liabilities	(73,399)	(327,779)
Due to related parties	–	(331,111)
Net cash used in operating activities	(3,632,991)	(3,373,654)

Cash flows used in investing activities:
Purchases of property and equipment	(11,315)	–
Cash used in investing activities	(11,315)	–

Cash flows provided (used in) by financing activities:
Proceeds from the issuance of common stock	4,000,000	4,500,000
Proceeds from the issuance of common stock for cash under at the market program, net	1,821,643	–
Payments for offering costs related to equity issuance	(566,800)	(755,534)
Repayments of D&O Insurance Premium Financing	(132,571)	–
Tax withholding payments or tax equivalent payments for net share settlement of restricted stock units and net stock option expense	(11,600)	(8,701)
Net cash provided by financing activities	5,110,672	3,735,765

Effect of exchange rate on changes on cash	(5,738)	(9,244)

Net increase in cash, cash equivalents and restricted cash	1,460,628	352,867

Cash, cash equivalents and restricted cash at beginning of period	5,125,386	5,599,074

Cash, cash equivalents and restricted cash at end of period	$6,586,014	$5,951,941

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:
Par value of shares issued for vested restricted stock units and net stock option exercise	$6	$–
Deferred offering costs not yet paid	$31,781	$–

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$6,486,639	$5,853,493
Restricted cash	99,375	98,448
Cash, cash equivalents and restricted cash	$6,586,014	$5,951,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

AETHLON MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

In pre-clinical studies, the Hemopurifier has also demonstrated the ability to bind disease-associated extracellular vesicles (“EVs”) and a panel of enveloped viruses. The Hemopurifier has been evaluated in human studies, involving 179 treatment sessions in 46 patients with either viral infections or cancer. The device has been well tolerated with an adverse event profile that is consistent with extracorporeal therapy. In certain human studies designed to evaluate viral clearance from biological fluids, findings demonstrated the removal of enveloped viruses. The U.S. Food and Drug Administration (“FDA”) has granted the Hemopurifier “Breakthrough Device” designation for two independent indications:

•	the treatment of individuals with advanced or metastatic cancer unresponsive to or intolerant of standard-of-care therapy; and

•	the treatment of life-threatening viruses not addressed with approved therapies.

Three clinical sites in Australia, including Royal Adelaide Hospital in Adelaide, Pindara Private Hospital in the Gold Coast, and GenesisCare North Shore Hospital in Sydney, are currently participating in our safety, feasibility and dose-finding oncology trial in patients with solid tumors not responding to treatment, including either Keytruda® or Opdivo®. The trial is designed to enroll approximately 9 to 18 patients across three sequential dosing cohorts evaluating the safety and feasibility of the Hemopurifier. During the first fiscal quarter of 2027, we initiated Cohort 3 and treated the first participant in this cohort. During the second fiscal quarter of 2027, we treated a second participant in Cohort 3. At the time of this filing, the trial remained ongoing, and we continued our efforts to complete the study.

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

In addition to our ongoing clinical development program, we have conducted pre-clinical research and academic collaborations to explore potential additional applications of the Hemopurifier. During the first fiscal quarter of 2027, our manuscript entitled “Increased Mannosylation of Extracellular Vesicles in Long COVID Plasma Provides a Potential Therapeutic Target for Galanthus nivalis Agglutinin (GNA) Affinity Resin” was accepted for publication in the International Journal of Molecular Sciences. The manuscript describes exploratory ex vivo laboratory research conducted in collaboration with the University of California, San Francisco Long COVID Clinic examining extracellular vesicle characteristics in plasma samples from individuals with Long COVID. Our research has also included preclinical investigations of the Hemopurifier’s ability to remove disease-relevant extracellular vesicles including platelet-derived extracellular vesicles implicated in cancer, autoimmune disease and neurological disorders. These research activities have helped inform potential future clinical indications and the broader potential applications of the Hemopurifier platform.

On September 17, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with North Immunology, Inc. (“North Immunology”) and two wholly owned subsidiaries of the Company, pursuant to which the parties agreed to effect a two-step merger transaction (the “Merger”). Upon completion of the proposed merger, the combined company is expected to operate under the name North Immunology, Inc.

As part of the proposed transaction, North Immunology has entered into agreements for a private placement expected to generate approximately $180 million in gross proceeds, including the conversion of approximately $34 million of its outstanding convertible promissory notes, accrued interest, premiums and fees. Following completion of the transaction, the combined company will operate under the name North Immunology, Inc. and focus on developing North Immunology’s pipeline, led by NOR-101, an investigational antibody being developed for atopic dermatitis (“AD”) and other immune-mediated diseases. The transaction is expected to close in the first quarter of calendar 2027, subject to stockholder approvals, effectiveness of the registration statement to be filed with the SEC, Nasdaq approval of the combined company’s initial listing application and satisfaction of other customary closing conditions. As of November 12, 2026, the transaction had not been completed.

In connection with the Merger, holders of the Company’s common stock are expected to receive a contingent value right (“CVR”) pursuant to a contingent value rights agreement to be entered into in connection with the closing. The CVRs will provide holders with the right to receive certain contingent payments, if any, derived from the future monetization of the Company’s legacy Hemopurifier business, subject to the terms and conditions of the CVR agreement. There can be no assurance that any monetization transaction will occur or that CVR holders will receive any payment.

In anticipation of the transition of our legacy business contemplated by the Merger Agreement, we implemented workforce reductions near the end of the second fiscal quarter. Following these reductions, we retained key personnel necessary to maintain corporate and regulatory compliance and manage our ongoing Australian oncology clinical trial. We remained operational as of November 12, 2026, and continued efforts to advance the clinical trial. The Merger Agreement contemplates the wind-down of certain activities associated with our legacy business upon and contingent on the closing of the transaction. The timing and extent of any further changes to our operations will depend on the progress and outcome of the proposed transaction, our available resources and other factors. There can be no assurance that the proposed transaction will be completed on the anticipated terms or within the anticipated timeframe, or at all.

Regulatory approval of the Hemopurifier, if obtained, will be necessary before we can market the device for applicable indications in the United States and certain foreign jurisdictions. The timing and likelihood of obtaining any such approvals remain uncertain. In addition, certain of our patents may expire before the Hemopurifier receives regulatory approval, if any. We rely on our existing patents and pending patent applications to help protect our proprietary technology. Our future development and commercialization plans for the Hemopurifier will depend, in part, on the status and outcome of the proposed merger with North Immunology and any resulting changes to our business and operations.

Summary of Significant Accounting Policies

During the six months ended September 30, 2026, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial position as of September 30, 2026, its results of operations and comprehensive loss for the three and six months ended September 30, 2026, and its cash flows for the six months ended September 30, 2026.

The condensed consolidated balance sheet at March 31, 2026 has been derived from the audited consolidated balance sheet at March 31, 2026, contained in the above referenced 10-K and has been retrospectively adjusted to reflect the reverse stock split described above, including the related adjustments to Common Stock and Additional Paid-in Capital.

The results of operations for the six and three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Liquidity and Going Concern

The Company evaluates its ability to continue as a going concern for at least twelve months from the date the accompanying condensed consolidated financial statements are issued. As of September 30, 2026, the Company had cash and cash equivalents of approximately $6.5 million.

In connection with the proposed Merger with North Immunology, the Company has implemented workforce reductions and other cost-saving measures to reduce operating expenditures. Based on management’s current estimates of operating expenditures, remaining clinical trial costs and other anticipated obligations, management believes that the Company’s existing cash resources will be sufficient to fund its current reduced operating plan for at least twelve months from the date these financial statements are issued, even if the proposed Merger is not consummated.

If the Merger is consummated, the Company expects the combined company to have sufficient financial resources to fund its operations for at least twelve months following the closing of the Merger, based on the anticipated financing and operating plan.

If the proposed merger is not consummated, the Company expects to continue operating under its current reduced operating plan, including completing its ongoing Australian oncology clinical trial. In such circumstances, the Company would not incur anticipated severance obligations or the approximately $1.0 million cash success fee payable to its M&A advisory firm in connection with the proposed Merger. The Company may, however, incur other costs or obligations depending on the circumstances surrounding termination of the Merger Agreement.

Following completion of the clinical trial, the Company would evaluate its future development strategy. Any resumption or expansion of clinical development activities beyond those currently contemplated would require additional capital, and there can be no assurance that such financing would be available on acceptable terms, or at all.

Based on its assessment, management concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these financial statements are issued.

Restricted Cash

As of September 30, 2026, we maintained a restricted cash balance of $99,375 in an interest-bearing money market deposit account with JPMorgan Chase, which supports our lease obligations. This balance includes a $5,000 amount additionally restricted by the bank above the amount required under our lease arrangements.

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

As of September 30, 2026 and 2025, an aggregate of 1,572,027 and 147,430 potential common shares, respectively, consisting of shares underlying outstanding stock options, warrants, and restricted stock units were excluded, as their inclusion would be antidilutive.

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

Research and development expenses were as follows:

Amounts presented are rounded to the nearest thousand	September 30,	September 30,
	2026	2025
Three months ended	$481,000	$294,000
Six months ended	$1,021,000	$819,000

During the three and six months ended September 30, 2026, we had not recognized an R&D tax incentive related to our clinical trial activities conducted in Australia, resulting in a timing variance compared to the same periods in 2025. The Australian R&D incentive is a government program that provides refundable tax offsets for eligible research and development expenditures incurred in Australia. The incentive is recorded as a reduction of research and development expense when the related qualifying expenditures are incurred and receipt of the credit is considered probable. During the three and six months ended September 30, 2025, we recognized approximately $218,000 related to this incentive, which reduced reported research and development expense for those periods. As of September 30, 2026, we had not received the credit.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), which establishes guidance related to the recognition, measurement, presentation, and disclosure of government grants. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim periods after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and disclosures.

5. EQUITY TRANSACTIONS IN THE SIX MONTHS ENDED SEPTEMBER 30, 2026

At-the-Market Sales

During the six-months ended September 30, 2026, the Company sold shares of its common stock pursuant to its at-the-market (“ATM”) offering program, generating gross proceeds of approximately $1,904,000. After deducting offering costs of approximately $83,000, net proceeds were approximately $1,821,000. The net proceeds were used for working capital and other general corporate purposes.

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

The offering generated gross proceeds of approximately $4.0 million, before deducting placement agent fees and other offering expenses. The accompanying common warrants have an exercise price of $3.55 per share, became exercisable following stockholder approval on October 1, 2026 and expire five years from the date of issuance. The pre-funded warrants have an exercise price of $0.005 per share (as adjusted post reverse split) and remain exercisable until exercised in full. As of the date of this report, all outstanding pre-funded warrants have been exercised, resulting in the issuance of shares of common stock.

Restricted Stock Unit Settlements

During the three- and six-months ended September 30, 2026, 3,272 and 6,546 shares were issued upon settlement of 4,363 and 8,726 RSUs, respectively, net of shares withheld to satisfy applicable tax withholding obligations.

6. RELATED PARTY TRANSACTIONS

The Company incurs fees for services provided by its non-employee directors, which are generally paid in the quarter following the quarter in which they are earned. During the three months ended September 30, 2026, we accrued unpaid fees of $68,250 owed to our non-employee directors. In the six-months ended September 2026 and September 2025 we accrued $136,500 for board fees and paid out an aggregate of $136,500.

7. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	March 31,
	2026	2026
D&O insurance premium financing	$45,527	$178,098
Accrued professional fees	114,214	220,809
Accrued G&A	4,305	212,083
Accrued Severance	84,125	–
Accrued resale registration	46,327	46,327
Total other current liabilities	$294,498	$657,317

8. STOCK COMPENSATION

Stock Option Activity

No stock options were granted, exercised, forfeited, canceled or expired during the six months ended September 30, 2026 or 2025.

As of September 30, 2026, the Company had 135 stock options outstanding, all of which were exercisable, with a weighted-average exercise price of $6,521 and a weighted-average remaining contractual term of 4.61 years.

As of September 30, 2026, the aggregate intrinsic value of the Company’s outstanding stock options was zero.

The Company recognized stock-based compensation expense of $50,000 and $72,442 for the three months ended September 30, 2026 and 2025, respectively and $100,000 and $144,884 for the six months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense recognized during the three and six months ended September 30, 2026 related solely to restricted stock units, while the expense recognized during the three and six months ended September 30, 2025 related to both restricted stock units and stock options. Stock-based compensation expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes nonvested restricted stock unit (“RSU”) activity during the six months ended September 30, 2026:

Shares
Nonvested RSUs at April 1, 2026	–
Granted	17,452
Vested/settled (Note 5)	(8,726)
Nonvested RSUs at September 30, 2026	8,726

As of September 30, 2026, there was approximately $100,000 of total unrecognized stock-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 0.50 years.

9. WARRANTS

We issued 1,171,666 in warrants in the three-months ended September 30, 2026 in connection with our July 7, 2026 offering. We issued 104,000 warrants in connection with our September 5, 2025 offering during the three-months ended September 30, 2025. As of September 30, 2026, the Company had 1,563,166 warrants outstanding, of which 391,500 were exercisable. The outstanding warrants had exercise prices ranging from $3.55 to $232 per share and a weighted-average exercise price of $10.77 per share. The warrants issued in connection with the July 2026 offering were not exercisable until after October 1, 2026, upon receipt of shareholder approval.

10. COMMITMENTS AND CONTINGENCIES

On September 17, 2026, the Company entered into a Plan of Merger and Reorganization (the “Merger Agreement”) with North Immunology, Inc. (“North Immunology”) and two wholly owned subsidiaries of the Company, pursuant to which the parties agreed to effect a two-step merger transaction (the “Merger”). The Merger is expected to close in the first quarter of calendar 2027, subject to stockholder approvals, effectiveness of the registration statement to be filed with the SEC, Nasdaq approval of the combined company’s initial listing application and satisfaction of other customary closing conditions. As of November 12, 2026, the Merger had not been completed.

In connection with the contemplated merger, the Company has agreed to pay an M&A advisory fee of approximately $1.0 million upon consummation of the transaction. Additionally, certain executive employment agreements contain change-in-control provisions that require the Company to make severance and related benefit payments in the event of a change in control and the satisfaction of specified termination conditions. Under the applicable agreements, certain executives are required to tender their resignations upon closing of the merger, which would trigger the applicable severance payment obligations. The Merger Agreement also provides that, under specified circumstances, the Company may be required to pay North Immunology a termination fee of $300,000.

As of September 30, 2026, the merger has not been consummated and remains subject to the satisfaction of the applicable closing conditions. Accordingly, the advisory fee and severance payments have not become payable as of the reporting date. No liabilities have been recorded in connection with these arrangements as the applicable recognition criteria have not been met. The Company will recognize the related expenses and liabilities, as applicable, when the relevant contractual and accounting recognition criteria are satisfied.

The aggregate potential severance obligations under the employment agreements are approximately $1.5 million.

LEASE COMMITMENTS

Operating Leases

The Company leases office, laboratory and manufacturing facilities under noncancelable operating lease agreements that expire on March 31, 2027. In connection with the pending merger, the Company does not intend to renew these lease agreements upon expiration. Any future facility needs will depend on the outcome of the pending merger. There were no material changes to the Company’s lease arrangements during the three months ended September 30, 2026. As of September 30, 2026, the Company had operating lease right-of-use assets of $155,699 and operating lease liabilities of $172,116. Cash paid in the three months ended September 30, 2026 for amounts included in the measurement of operating lease liabilities in operating cash flows was $85,053.

Premium Financing Agreement

In January 2026, the Company entered into a short-term premium financing agreement to finance a portion of its directors’ and officers’ liability and other insurance premiums. The outstanding balance under the agreement as of September 30, 2026 was $45,527, which is included in other current liabilities in the accompanying condensed consolidated balance sheets.

Legal Matters

We may be involved from time to time in various claims, lawsuits, and/or disputes with third parties or breach of contract actions incidental to the normal course of our business operations. As of September 30, 2026, the Company was not a party to any material pending legal proceedings.

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

In accordance with ASU 2023-07, the following significant expense categories and performance measures were regularly reviewed by the CODM for the three and six months ended September 30, 2026 and 2025:

Amounts presented are rounded to the nearest thousand.

Category	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development	$481,000	$294,000	$1,021,000	$819,000
Other operating expenses	$2,194,000	$1,216,000	$3,233,000	$2,483,000
Total operating expenses	$2,675,000	$1,510,000	$4,254,000	$3,302,000

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

Research and development expense for the periods presented reflects a year-over-year timing difference related to the Australian R&D tax incentive, as no incentive had been recognized during the three and six months ended September 30, 2026, compared to approximately $218,000 recognized during the same periods in 2025.

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

Entity-Wide Information:

•	The Company did not recognize revenue during the three months ended September 30, 2026 and 2025.
•	Substantially all long-lived assets are located in the United States.
•	Clinical trial activities are conducted through the Company’s wholly owned subsidiary in Australia.

12. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

On October 7, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State, increasing the number of authorized shares of common stock from 20,000,000 to 200,000,000, as approved by the Company’s stockholders on October 1, 2026.

Effective October 1, 2026, the Company’s 2020 Equity Incentive Plan was amended to increase the number of shares authorized for issuance thereunder by 100,000 shares.

In addition, on October 1, 2026, the Company’s common warrants issued in connection with its July 2026 registered public offering became exercisable following receipt of the requisite stockholder approval.

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

Overview

Our clinical development efforts have focused on advancing our Phase 1 oncology clinical trial in Australia. Following completion of the first two treatment cohorts, preliminary observations demonstrated generally consistent directional changes across multiple biomarkers associated with tumor-derived extracellular vesicles, immune function and response to immunotherapy. These observations remain preliminary and are subject to further analysis following completion of the study; they should not be interpreted as demonstrating clinical efficacy. During the first fiscal quarter of 2027, we initiated Cohort 3 and treated the first participant in this cohort. During the second fiscal quarter of 2027, we treated a second participant in Cohort 3. As of September 30, 2026, the trial remained ongoing across our three clinical sites in Australia, and we continued efforts to complete the study.

During the first fiscal quarter of 2027, our manuscript describing extracellular vesicle characteristics in plasma samples from individuals with Long COVID was accepted for publication in the International Journal of Molecular Sciences. The research was conducted in collaboration with the University of California, San Francisco Long COVID Clinic and examined potential applications of the Hemopurifier platform.

On September 17, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with North Immunology, Inc. (“North Immunology”) and two wholly owned subsidiaries of the Company, pursuant to which the parties agreed to effect a two-step merger transaction (the “Merger”). Upon completion of the proposed Merger, the combined company is expected to operate under the name North Immunology, Inc. and focus on advancing North Immunology’s development pipeline, including its lead product candidate, NOR-101. The Merger is currently expected to close in the first calendar quarter of 2027, subject to required stockholder approvals, completion of the contemplated financing, effectiveness of the applicable registration statement, approval of the combined company’s Nasdaq listing application and satisfaction of other closing conditions. There can be no assurance that the proposed transaction will be completed on the anticipated terms or within the anticipated timeframe, or at all.

In anticipation of the Merger, we began reducing our operating expenditures and implemented workforce reductions near the end of the second fiscal quarter. We have retained key personnel necessary to maintain corporate and regulatory compliance and manage our ongoing Australian oncology clinical trial. We continue to evaluate our operating costs and requirements as we operate under this reduced staffing structure while the proposed merger remains pending. If the Merger is completed, certain activities associated with our legacy Hemopurifier business are expected to be wound down, with potential future proceeds from the monetization of the legacy business allocated to holders of contingent value rights.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2026 were approximately $2,675,000 compared to approximately $1,510,000 for the three months ended September 30, 2025 an increase of approximately $1,165,000, or 77.2%. The increase was primarily attributable to higher professional fees associated with the proposed merger and the lack of recognition of a research and development tax credit in the current period due to timing, which resulted in higher general and administrative expenses in the current-year period compared to the prior-year period.

Professional fees increased by approximately $933,000 for the three months ended September 30, 2026, compared to the prior-year period. The increase was primarily attributable to higher legal fees and transaction-related expenses associated with the proposed merger, including fees for a fairness opinion, as well as higher investor relations fees. These increases were partially offset by lower accounting fees due to fewer filings requiring audit consent procedures by our predecessor and current independent registered public accounting firms during the current-year period.

General and administrative expenses increased by approximately $161,000 for the three months ended September 30, 2026, compared to the prior-year period. The increase was primarily attributable to the timing of the Australian research and development tax credit, which had not been recognized in the current-year period, partially offset by lower clinical trial costs due to the timing of patient treatments. There can be no assurance that we will receive the tax credit in the current fiscal year.

Payroll-related expenses increased by approximately $71,000 for the three months ended September 30, 2026, compared to the prior-year period, primarily due to severance costs associated with workforce reductions implemented near the end of the quarter in anticipation of the potential transition of the Company’s operations in connection with the proposed Merger with North Immunology, as well as compensation costs for an employee who was on unpaid leave during the prior-year period but received compensation during the current-year period. These increases were partially offset by lower stock-based compensation expense. The Company remained operational at quarter-end and retained personnel necessary to continue its ongoing Australian oncology clinical trial. The proposed merger has not been completed and remains subject to applicable closing conditions.

Other Income, Net

We recorded other income of approximately $58,000 for the three months ended September 30, 2026 compared to other income of approximately $23,000 for the three months ended September 30, 2025. Other income in both periods was primarily interest income.

Net Loss

As a result of the factors noted above, our net loss increased to approximately $2,618,000 in the three months ended September 30, 2026 from $1,487,000 in the three months ended September 30, 2025.

Basic and diluted loss attributable to common stockholders was ($2.60) for the three months ended September 30, 2026, compared to ($18.70) for the three-month period ended September 30, 2025.

SIX MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2025

Operating Expenses

Consolidated operating expenses for the six months ended September 30, 2026 were approximately $4,254,000, compared to approximately $3,302,000 for the six months ended September 30, 2025. This increase of approximately $952,000, or approximately 29%, in the 2026 period was due primarily to increases in professional fees of approximately $790,000, general and administrative expenses of approximately $88,000 and payroll and related expenses of approximately $74,000.

The $790,000 increase in professional fees and related expenses was primarily attributable to approximately $703,000 in legal and transaction-related expenses and an approximately $150,000 increase in investor relations expenses associated with the annual stockholder meeting. These increases were partially offset by approximately $42,000 in lower accounting fees due to fewer filings requiring audit consent procedures by our predecessor and current independent registered public accounting firms during the current-year period, as well as lower other professional fees.

General and administrative expenses increased by approximately $88,000 for the six months ended September 30, 2026, primarily due to the timing of recognition of the Australian research and development tax incentive, which contributed approximately $218,000 to the prior-year period but had not been recognized in the current-year period, and higher insurance costs of approximately $25,000. These increases were partially offset by lower clinical trial expenses in Australia of approximately $116,000, a decrease of approximately $32,000 related to a nonrefundable deposit for an external mobile cleanroom recorded in the prior-year period, and other net decreases in general and administrative expenses.

Payroll expenses increased by approximately $74,000, primarily due to severance costs associated with workforce reductions implemented near the end of the quarter in anticipation of the proposed merger, as well as compensation costs for an employee who was on unpaid leave during the prior-year period but received compensation during the current-year period. These increases were partially offset by lower stock-based compensation expense.

Other Income, Net

We recorded other income of approximately $89,000 for the six months ended September 30, 2026 compared to other income of approximately $53,000 for the six months ended September 30, 2025. Other income in both periods was primarily interest income.

Net Loss

As a result of the changes in expenses noted above, our net loss increased from approximately $3,249,000 in the six months ended September 30, 2025, to $4,165,000 in the six months ended September 30, 2026.

Basic and diluted loss attributable to common stockholders was ($5.97) for the six months ended September 30, 2026, compared to ($53.27) for the six-month period ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, we had a cash balance of $6,486,639 and working capital of $5,582,635. This compares to a cash balance of $5,026,458 and working capital of $4,122,702 at March 31, 2026.

We believe that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operations for at least twelve months from the date these condensed consolidated financial statements are issued, based on our current assessment of anticipated operating expenditures and the potential outcomes of the proposed merger.

In connection with the proposed Merger with North Immunology, we implemented workforce reductions and other cost-saving measures intended to reduce our operating expenditures. We believe that our existing cash resources will be sufficient to fund our current reduced operating plan for at least twelve months from the date the accompanying condensed consolidated financial statements are issued, including if the proposed merger is not consummated. This assessment is based on our current estimates of operating expenditures, remaining clinical trial costs and other anticipated obligations.

If the proposed Merger is consummated, we currently expect that the combined company will have sufficient financial resources to fund its operations for at least twelve months following the closing of the merger, based on the combined company’s anticipated operating plan.

If the proposed Merger is not consummated, we expect to continue operating under our reduced operating plan, including completing our ongoing Australian oncology clinical trial. We would not incur certain transaction-related costs payable only upon consummation of the Merger, including anticipated severance obligations and an approximately $1.0 million success fee payable to our M&A advisor. Additional capital would be required to resume or expand clinical development activities beyond those currently contemplated, and there can be no assurance that additional financing would be available on acceptable terms, or at all.

We have approximately $500,000 of remaining capacity under our ATM program. However, our ability to raise additional capital through this program will depend on market conditions, our stock price and other factors, and there can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If the proposed merger is not consummated, our ability to access the capital markets may be adversely affected.

Although we believe our current resources will be sufficient to support our current reduced operating plan for at least twelve months if the proposed merger is not consummated, additional capital will be required to resume or expand our research and development activities and continue advancing the clinical development of the Hemopurifier beyond our currently contemplated activities. The timing and amount of future capital requirements will depend on numerous factors, including the outcome of the proposed merger, the progress of our clinical development programs, regulatory activities, manufacturing requirements and other operating expenditures.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the Six months ended
	September 30, 2026	September 30, 2025
Cash (used in) provided by:
Operating activities	$(3,633)	$(3,374)
Investing activities	(11)	–
Financing activities	5,111	3,736
Effect of exchange rate changes on cash	(6)	(9)
Net increase in cash and restricted cash	$1,461	$353

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities increased by approximately $259,000, from $3.4 million for the six months ended September 30, 2025 to $3.6 million for the six months ended September 30, 2026. The increase was primarily attributable to a $916,000 increase in net loss, as well as lower noncash adjustments for stock-based compensation of approximately $45,000 and depreciation and amortization of approximately $9,000. These increases in cash usage were partially offset by favorable changes in operating assets and liabilities, including a $119,000 decrease in prepaid expenses and other current assets and a $254,000 improvement in accounts payable and other current liabilities, as well as an approximately $7,000 increase in amortization of right-of-use operating lease assets. Additionally, the prior-year period included approximately $331,000 of cash used to reduce amounts due to related parties, whereas there was no comparable cash usage in the current period. Excluding this prior-year related-party cash outflow, the increase in cash used in operating activities would have been approximately $590,000, reflecting the higher net loss and other changes in operating activities described above.

NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities during the six months ended September 30, 2026 primarily consisted of capital expenditures for laboratory facility improvements and computer equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was approximately $5.1 million for the six months ended September 30, 2026, compared to approximately $3.7 million for the same period in 2025. The increase was primarily attributable to net proceeds from sales of common stock under the Company’s ATM offering program during the first fiscal quarter of 2027, as well as proceeds from the registered best-efforts public offering completed on July 7, 2026. The July offering of shares of common stock, pre-funded warrants to purchase shares of common stock and accompanying common warrants to purchase shares of common stock. In addition, the Company issued placement agent warrants to purchase shares of common stock. The offering generated gross proceeds of approximately $4.0 million, before deducting placement agent fees and other offering expenses. All pre-funded warrants have subsequently been exercised. These financing proceeds were partially offset by offering costs associated with equity issuances, including deferred offering costs, and tax withholding payments related to the net share settlement of restricted stock units and repayments of $132,571 related to Company’s directors and officers insurance premium financing.

Material Cash Requirements

Our material cash requirements primarily relate to costs associated with our ongoing Phase 1 oncology clinical trial in Australia and regulatory compliance. We began reducing operating expenditures through workforce reductions implemented near the end of the second fiscal quarter, while retaining key personnel necessary to support the clinical trial and maintain corporate and regulatory compliance. Our current reduced operating plan does not include additional research and development activities beyond those necessary to complete the ongoing trial.

In addition, our leases for our headquarters, laboratory and manufacturing facilities all expire in March 2027. We do not intend to renew these leases upon expiration and, if the proposed merger is not consummated, expect to transition to a remote operating structure following their expiration.

Our future capital requirements will depend on the outcome of the proposed merger, the results of our ongoing clinical trial, regulatory activities, the protection of our intellectual property and our ability to obtain additional financing or establish strategic collaborations. If the proposed merger is consummated, we expect the combined company to have sufficient financial resources to fund its operations for at least twelve months following the closing of the merger, based on its anticipated operating plan.

If the proposed merger is not consummated, we believe that our existing cash resources will be sufficient to support our current reduced operating plan for at least twelve months from the date these condensed consolidated financial statements are issued. This assessment reflects our current staffing levels and anticipated operating expenditures, as well as the fact that we would not incur certain transaction-related costs, including anticipated severance obligations and an approximately $1.0 million cash success fee to our M&A advisors associated with the proposed merger. We expect to complete our ongoing clinical trial following completion of the remaining clinical activities. Following completion of the trial, we would evaluate our future development strategy, including whether to seek additional financing to advance the Hemopurifier’s clinical development or engage with the FDA regarding the potential requirements for a further clinical trial in support of a potential Premarket Approval (PMA) application. Any such activities would require additional capital.

We have approximately $500,000 of remaining capacity under our ATM offering program. Our ability to access this remaining capacity will depend on market conditions, our stock price and other factors. If the proposed merger is not consummated, our ability to obtain additional financing may be adversely affected. Additional financing may be sought through equity offerings, debt financings, strategic collaborations or other financing arrangements. There can be no assurance that additional financing will be available on acceptable terms, or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results could differ from those estimates.

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There have been no material changes to those critical accounting policies and estimates during the six months ended September 30, 2026.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than described below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Risks Related to the Proposed Merger with North Immunology, Inc.

The proposed Merger with North Immunology is subject to numerous conditions and may not be completed on the anticipated terms or within the anticipated timeframe, or at all.

On September 17, 2026, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with North Immunology, Inc. (“North Immunology”), Nighthawk Merger Sub Corp. and Nighthawk Second Merger Sub, LLC, pursuant to which we agreed to effect a two-step merger transaction (the “Merger”). Completion of the Merger is subject to numerous conditions, including obtaining the requisite approvals of our stockholders and North Immunology’s stockholders, effectiveness of the registration statement on Form S-4, approval of the combined company’s initial listing application by Nasdaq, completion of North Immunology’s contemplated pre-closing financing and satisfaction of other conditions set forth in the Merger Agreement. There can be no assurance that these conditions will be satisfied or waived, or that the Merger will be completed on the anticipated terms or within the anticipated timeframe, or at all. If any of these conditions are not satisfied or waived, the Merger may be delayed or terminated. In addition, circumstances beyond our control, including regulatory developments, market conditions or changes affecting either party’s business, could prevent or delay completion of the Merger. Any delay or failure to complete the Merger could adversely affect our business, financial condition, results of operations and the trading price of our common stock.

If the Merger is not completed, our business, financial condition and operations could be materially adversely affected.

We have incurred, and expect to continue to incur, significant legal, accounting, financial advisory and other expenses in connection with the Merger, regardless of whether it is completed. In anticipation of the Merger, we have also implemented workforce reductions and reduced certain operating expenditures, while retaining personnel necessary to maintain corporate and regulatory compliance and support our ongoing Australian oncology clinical trial. If the Merger is not completed, we may face significant challenges in implementing an alternative business strategy, retaining personnel, obtaining additional financing and continuing the development of our Hemopurifier® technology. Although we currently expect our existing cash resources to be sufficient to support our reduced operating plan for at least twelve months from the date of issuance of the accompanying financial statements, additional capital would be required to resume or expand clinical development activities beyond those currently contemplated. There can be no assurance that such financing would be available on acceptable terms, or at all. The Merger Agreement also contains certain termination provisions that, under specified circumstances, could require us to pay a termination fee. In addition, the announcement and pendency of the Merger may create uncertainty among our employees, business partners and other stakeholders. If the Merger is not completed, these factors could materially adversely affect our business, financial condition, results of operations and the trading price of our common stock.

The Merger will result in substantial dilution of our existing stockholders and significant changes to our business, operations and capitalization.

If the Merger is completed, we will issue a substantial number of shares of our common stock to North Immunology’s stockholders and holders of securities issued in connection with its contemplated pre-closing financing. As a result, our existing stockholders will own a substantially smaller percentage of the combined company’s outstanding common stock following completion of the Merger and will experience significant dilution of their ownership and voting interests.

The number of shares to be issued in connection with the Merger will be determined pursuant to the exchange ratio provisions of the Merger Agreement, which take into account, among other factors, the parties’ respective valuations, our net cash at closing and North Immunology’s capitalization. Accordingly, the actual ownership percentages of the combined company’s stockholders may differ from current expectations. Following completion of the Merger, the combined company is expected to operate under the name North Immunology, Inc. and focus primarily on advancing North Immunology’s development pipeline, including NOR-101. Consequently, our existing stockholders will be subject to risks associated with North Immunology’s business, product candidates, clinical development activities, regulatory approvals and future financing requirements, which differ substantially from the risks associated with our current Hemopurifier business. There can be no assurance that the combined company will successfully develop or commercialize its product candidates or achieve its anticipated business objectives.

The contingent value rights expected to be issued in connection with the Merger may have little or no value, and holders may never receive any payments.

In connection with the Merger, eligible holders of our securities are expected to receive contingent value rights (“CVRs”) pursuant to a contingent value rights agreement to be entered into in connection with the closing. The CVRs are intended to provide holders with the right to receive certain contingent payments, if any, arising from the future monetization of our legacy Hemopurifier business and certain other amounts specified in the Merger Agreement and the CVR agreement. The amount, if any, payable under the CVRs will depend on numerous factors, including whether any sale, license, transfer or other monetization of the legacy business occurs, the proceeds generated by any such transaction, applicable expenses and deductions, and the terms of the CVR agreement. There can be no assurance that a monetization transaction will occur, that any such transaction will generate sufficient proceeds to result in payments to CVR holders or that any payments will be made within a particular timeframe. The CVRs will not represent an ownership interest in the legacy Hemopurifier business, and holders will have only the contractual rights provided under the CVR agreement. Accordingly, the CVRs may have little or no value, and holders may never receive any payments.

The Merger Agreement contains restrictions on our business activities while the Merger is pending, which could adversely affect our ability to pursue alternative transactions or business opportunities.

The Merger Agreement contains covenants that restrict certain aspects of our business and operations prior to completion of the Merger, including limitations on certain corporate actions and transactions without North Immunology’s consent, subject to specified exceptions. The Merger Agreement also contains restrictions on our ability to solicit or pursue certain alternative acquisition proposals. These restrictions could limit our ability to respond to changes in market conditions, pursue financing opportunities, enter into strategic transactions or otherwise take actions that we might consider beneficial to our business and stockholders if we were not subject to the Merger Agreement. In addition, the Merger Agreement contains provisions governing the circumstances under which the parties may terminate the transaction and the potential payment of termination fees. These provisions could discourage third parties from proposing alternative transactions or otherwise limit our strategic flexibility while the Merger remains pending. As a result, the pendency of the Merger could adversely affect our business and operations, even if the Merger is ultimately not completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or sell any unregistered securities during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit Number	Date	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated September 17, 2026, among Aethlon Medical, Inc., North Immunology, Inc., Nighthawk Merger Sub Corp. and Nighthawk Second Merger Sub, LLC	8-K	0001-37487	2.1	September 17, 2026

3.1	Articles of Incorporation, as amended	8-K	001-37487	3.1	September 19, 2022

3.2	Amended and Restated Bylaws of the Company	8-K	001-37487	3.1	September 12, 2019

3.3	Certificate of Change pursuant to NRS 78.209	8-K	001-37487	3.1	October 16, 2025

3.4	Certificate of Change pursuant to NRS 78.209	8-K	001-37487	3.1	July 31, 2026

3.5	Certificate of Amendment of Incorporation	8-K	001-37487	3.1	October 9, 2026

4.1	Form of Warrant to Purchase Common Stock	8-K	001-37487	4.1	July 8, 2026

4.2	Form of Placement Agent Warrant	8-K	001-37487	4.3	July 8, 2026

4.3	Form of Pre-Funded Warrant	8-K	001-37487	4.2	July 8, 2026

4.4	Form of Pre-Funded Warrants (North Financing)	8-K	001-37487	4.1	September 17, 2026

10.1	Securities Purchase Agreement, dated July 6, 2026	8-K	001-37487	10.1	July 8, 2026

10.2	Placement Agency Agreement, dated July 6, 2026	8-K	001-37487	10.2	July 8, 2026

10.3	Amendment No. 2 to Executive Employment Agreement dated September 11, 2026 with James B. Frakes	8-K	001-37487	10.1	September 15, 2026

10.4	Amendment No. 1 to Executive Employment Agreement, dated September 11, 2026 with Steven P. LaRosa, M.D.	8-K	001-37487	10.2	September 15, 2026

10.5	Form of Parent Stockholder Support Agreement	8-K	001-37487	10.2	September 17, 2026

10.6	Form of Subscription Agreement	8-K	001-37487	10.4	September 17, 2026

10.7	Form of Contingent Value Rights Agreement	8-K	001-37487	10.5	September 17, 2026

10.8	Aethlon Medical, Inc. 2020 Equity Incentive Plan, as amended	8-K	001-37487	10.1	October 1, 2026

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

^	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETHLON MEDICAL, INC.

Date: November 12, 2026	By:	/s/ JAMES B. FRAKES
JAMES B. FRAKES
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

